Form 10-Q
period 1996-03-31
SOUTHERN FINANCIAL BANCORP INC /VA/
filed 1996-05-14
CIK 914789

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20459

FORM 10-Q

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended:  March 31, 1996

Commission File No.: 33-95246

SOUTHERN FINANCIAL BANCORP, INC.

(State or other jurisdiction of incorporation or organization): Virginia

(IRS Employer Identification Number): 54-1779978

(Address of principal executive office): 37 East Main Street
                                         Warrenton, VA 22186

Registrant's Telephone Number, including area code:  (540) 349-3900



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                YES   X                                          NO _____



As of March 31, 1996, there were issued and outstanding 1,391,153 shares of the registrant's Common Stock and 16,634 shares of preferred stock.

SOUTHERN FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                            (UNAUDITED)
                                             March 31,           December 31,
ASSETS                                           1996                 1995
Cash and Due from Banks                        $4,181,140          $3,894,884
Overnight Earning Deposits                      2,213,957           1,795,902
Investment Securities
   Available-for-Sale                           4,237,184           2,827,625
Mortgage-Backed Securities
   Available-for-Sale                             972,163           1,045,098
Mortgage-Backed Securities                     56,126,277          45,997,777
Loans Held for Sale                               586,000             170,000
Loans Receivable, Net                         104,228,701         104,251,481
Federal Home Loan Bank Stock, at Cost             917,600             950,000
Bank Premises and Equipment, Net                1,096,829           1,146,553
Interest Receivable                             1,193,103           1,167,022
Real Estate Owned                                 357,023             357,023
Other Assets                                    1,067,577           1,197,385

Total Assets                                 $177,177,554        $164,800,750


LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                     $153,259,232        $143,813,686
Advances from Federal Home Loan Bank            6,500,000           4,000,000
Advances from Borrowers for Taxes
   and Insurance                                  234,618             113,631
Other Liabilities                               1,174,142           1,098,362

Total Liabilities                             161,167,992         149,025,679

Preferred Stock                                       166                 166
Common Stock                                       13,912              13,912
Capital in Excess of Par Value                 12,796,014          12,796,014
Retained Earnings                               3,354,290           3,050,284
Net Unrealized (Loss)/Gain on Securities
   Available-for-Sale                            (54,830)              14,685
Treasury Stock                                   (99,990)            (99,990)
Total Stockholders' Equity                     16,009,562          15,775,071

Total Liabilities and
   Stockholders' Equity                      $177,177,554        $164,800,750



<F1>
The accompanying notes are an integral part of these financial statements.

SOUTHERN FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                       Three Months Ended
                                                            March 31,
                                                        1996           1995
INTEREST INCOME
   Loans                                            $2,581,623    $1,936,862
   Mortgage-Backed Securities and
    Other Investments                                  931,074       964,103

Total Interest Income                                3,512,697     2,900,965

INTEREST EXPENSE
   Deposits                                          1,781,108     1,453,171
   Borrowings                                           83,325       126,765

Total Interest Expense                               1,864,433     1,579,936

Net Interest Income                                  1,648,264     1,321,029
Provision for Loan Losses                              160,000             0

Net Interest Income after Provision
 for Loan Losses                                     1,488,264     1,321,029

OTHER INCOME
   Gain on Sale of Loans                                75,081        76,740
   Fee Income                                          155,403       141,443
   0ther                                                24,388        10,533

Total Other Income                                     254,872       228,716

OPERATING EXPENSE
   Employee Compensation and Benefits                  491,557       386,570
   Premises and Equipment                              325,973       255,348
   Deposit Insurance Assessments                        81,330        74,081
   Professional Fees                                    23,000        23,490
   Other                                               238,047       193,319

Total Operating Expense                              1,159,907       932,808

Income Before Income Taxes                             583,229       616,937
Provision for Income Taxes                             192,500       240,600

Net Income                                          $  390,729    $  376,337

Earnings per Share:
     Primary Earnings per Share                          $0.26         $0.27

     Fully Diluted Earnings per Share                    $0.26         $0.26

Weighted Average Number of Primary
 Common Shares Outstanding                           1,466,095     1,402,291

<F1>
The accompanying notes are an integral part of these financial statements.

SOUTHERN FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                   Three Months Ended
                                                                         March 31,
                                                                1996                1995
Cash Flows from Operating Activities:
Net Income                                             $         390,729   $        376,337
Adjustments to Reconcile Net Income to Net
 Cash Provided by Operating Activities:
  Depreciation and Amortization of Bank Premises
   and Equipment                                                   56,456             61,773
  Net Amortization of Premiums (Discounts) on
   Loans and Securities                                            63,845             38,458
  Provision for Loan Losses                                       160,000                  0
  Provision for Deferred Income Taxes                             (36,505)           (15,000)
  Gain on Sale of Loans                                           (75,081)           (76,740)
  Amortization of Deferred Loan Fees                             (123,640)          (155,524)
  Loans Originated for Sale                                    (3,424,284)        (2,858,950)
  Proceeds from Sales of Loans Held for Sale                    3,083,365          3,738,390
  Increase in Interest Receivable                                 (26,081)          (115,497)
  Decrease in Other Assets                                        171,280            155,239
  Increase in Other Liabilities                                    75,780            207,964

Net Cash Provided by Operating Activities                         315,864          1,356,450

Cash Flows from Investing Activities:
  Loans Originated                                            (13,667,770)       (11,385,915)
  Principal Collected on Loans                                 13,649,514          5,339,348
  Purchase of Loans                                                     0         (2,942,820)
  Purchase of Investment Securities                            (1,499,810)                 0
  Purchase of Mortgage-Backed Securities                      (13,201,345)                 0
  Principal Collected on Mortgage-Backed
   Securities                                                   3,102,380          1,140,737
  Net (Increase) Decrease in Overnight
   Earning Deposits                                              (418,055)         1,742,177
  Investment in Real Estate Owned                                       0           (385,222)
  Purchase of Bank Premises and Equipment                          (6,732)           (24,506)
  Redemption of Federal Home Loan Bank Stock                       32,400                  0
  Purchase of Federal Home Loan Bank Stock                              0           (136,100)

Net Cash (Used in) Investing Activities                       (12,009,418)        (6,652,301)

Cash Flows from Financing Activities:
  Net Increase in Deposits                                      9,445,546          7,303,551
  Increase/(Decrease) in Advances from
   Federal Home Loan Bank                                       2,500,000         (2,000,000)
  Increase in Advances from Borrowers for
   Taxes and Insurance                                            120,987            112,695
  Proceeds from Stock Options Exercised                                 0             12,080
  Dividends on Preferred and Common Stock                         (86,723)           (61,078)

Net Cash Provided by Financing Activities                      11,979,810          5,367,248

Net Increase in Cash and Due from Banks                           286,256             71,397

Cash and Due from Banks, Beginning of Period                    3,894,884          1,053,446

Cash and Due from Banks, End of Period                  $       4,181,140   $      1,124,843

<F1>
The accompanying notes are an integral part of these statements.

SOUTHERN FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)




NOTE 1 - BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information or footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for a fair presentation have been included. All adjustments are of a normal recurring nature. The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results of the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in Southern Financial Bancorp, Inc.'s Annual Report for the six months ended December 31, 1995.

        On December 1, 1995 Southern Financial Bancorp, Inc. (the "Bancorp") acquired all of the outstanding shares of Southern Financial Bank (the "Bank"). Southern Financial Bank, formerly Southern Financial Federal Savings Bank, converted from a savings bank to a state chartered commercial bank effective December 1, 1995. Also, on December 1, 1995 Southern Financial Bancorp, Inc. changed its fiscal year end to December 31 from June 30.

NOTE 2 - MORTGAGE-BACKED SECURITIES

        The portfolio of mortgage-backed securities which are classified as held-to-maturity consist of the following securities:

                3/31/96         3/31/96         12/31/95         12/31/95
                Amortized       Estimated       Amortized        Estimated
                Cost            Fair Value      Cost             Fair Value
FHLMC           $ 8,646,166     $ 8,600,441     $ 9,397,071       $ 9,346,718
FNMA             22,616,574      22,302,506      12,065,698        11,879,879
GNMA             49,203,743      48,724,775      17,612,470        17,554,923
CMO               6,922,534       6,860,000       6,922,534         6,892,830
TOTAL           $56,126,277     $55,584,776     $45,997,777       $45,674,350

        Of the securities classified as held-to-maturity, $5.0 million, or 10.7%, have fixed rates of interest and original maturities of 15 years. The rates on $10.4 million, or 18.5%, of the portfolio are tied to the 11th District and national cost of funds indices and adjust monthly. The rates on the balance of the portfolio, $40.7 million, are tied to the one year constant maturity treasury index and adjust annually or more frequently.

        The portfolio of mortgage-backed securities classified as available-for-sale consists of the following securities:

                3/31/96         3/31/96         12/31/95         12/31/95
                Amortized       Estimated       Amortized        Estimated
                Cost            Fair Value      Cost             Fair Value
FHLMC                 0               0                 0                0
FNMA            982,187         972,163         1,039,353        1,045,098
GNMA                  0               0                 0                0
TOTAL           982,187         972,163         1,039,353        1,045,098

        The securities classified as available-for-sale have a fixed rate of interest and an original maturity of 15 years.


NOTE 3 - LOANS RECEIVABLE

    Loans receivable consist of the following:
                                           3/31/96                12/31/95
    Mortgages
        Residential                      $37,925,713             $37,583,119
        Nonresidential                    39,806,244              36,742,339
    Construction
        Residential                       10,542,550              13,164,850
        Nonresidential                    12,147,280              16,490,213
    Business and consumer                 12,682,549              12,025,981

        Total loans receivables          113,104,336             116,006,502

    Less:
        Undisbursed portion of
            loans in process              (7,144,025)            (10,110,438)
        Deferred loan fees                  (410,397)               (454,334)
        Allowance for loan losses         (1,321,213)             (1,190,249)

        Loans receivable, net           $104,228,701            $104,251,481

    The following sets forth information regarding the allowance for loan losses:
                                          Three months           Six months
                                              ended                 ended
                                             3/31/96              12/31/95
        Balance, beginning of period       $1,190,249            $1,057,445
        Charge offs, net                      (29,036)              (17,196)
        Provision charged
        to operations                         160,000               150,000

        Balance, end of period             $1,321,213            $1,190,249

NOTE 4 - ADVANCES FROM FEDERAL HOME LOAN BANK

        At March 31, 1996, advances from the Federal Home Loan Bank ("FHLB") of Atlanta totalled $6,500,000 which consisted of $4,500,000 of advances which reprice daily but may be prepaid at any time without penalty and $2,000,000 of fixed rate
        advances maturing in January, 1998.   At December 31, 1995,
        advances from the FHLB of Atlanta totalled $4,000,000.

        These advances are made under a credit availability agreement with the FHLB of Atlanta totaling $25,000,000. The agreement does not have a maturity date and advances are made at the FHLB of Atlanta's discretion.


NOTE 5 - STOCKHOLDERS' EQUITY

        At March 31, 1996 and December 31, 1995, the Bancorp had 16,634 shares of 6% cumulative convertible preferred stock issued and outstanding. Par value is $0.01 per share. Five hundred thousand shares are authorized. Each share of the Bancorp's preferred stock is convertible to 1.46 shares of common stock. The preferred stock has an annual dividend rate of 6%. Dividends are payable quarterly and are cumulative.

        At March 31, 1996 and December 31, 1995, the Bancorp had 1,391,153 shares of common stock issued and outstanding. The par value is $0.01 per share. There were 5,000,000 shares authorized by the Bancorp's charter. The Bancorp's board of directors declared a 10 percent stock dividend in July, 1995 and a four-for-three stock split in February, 1995, which was effected in the form of a dividend. Prior period earnings per share amounts have been restated to reflect the effect of these distributions.

SOUTHERN FINANCIAL BANCORP, INC.
ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS




Financial Condition

        The total assets of Southern Financial Bancorp, Inc. (the "Bancorp") at March 31, 1996 were $177.2 million, an increase of $12.4 million, or 7.5%, from total assets of $164.8 million at December 31, 1995. Total liabilities increased by $12.2 million, or 8.2%, to $161.2 million at March 31, 1996 from $149.0 million at December 31, 1995.

        The increase in total assets occurred primarily due to an increase of $10.1 million, or 22.2% in mortgage-backed securities to $56.1 million at March 31, 1996 from $46.0 million at December 31, 1995. This increase reflects the purchase of $13.2 million of mortgage-backed securities during the three months ended March 31, 1996.

        Loans receivable decreased by $0.1 million to $104.2 million at March 31, 1996 from $104.3 million at December 31, 1995.
Although total loans receivable remained relatively constant a shift occurred in the composition of the categories. The principal change was an increase in non-residential permanent loans of $3.1 million and comparable net decrease in non-residential construction loans, reflecting the conversion of three loans from construction to permanent.

        Investment securities available-for-sale increased by $1.4 million, or 50.0 %, to $4.2 million at March 31, 1996 from $2.8 million at December 31, 1995. Investment securities available-for-sale consists entirely of Federal Home Loan Mortgage Corporation ("FHLMC") preferred stock and is recorded at current market value.

        The increase in total assets was funded by an increase in customer deposits of $9.5 million , or 6.6%, to $153.3 million at March 31, 1996 from $143.8 million at December 31, 1995. Also, Federal Home Loan Bank ("FHLB") of Atlanta advances increased by $2.5 million to $6.5 million at March 31, 1995. The advances from the FHLB of Atlanta at March 31, 1996 consisted of $4.5 million of advances which mature in one year or less and $2.0 million of advances which mature in January, 1998.

        The primary sources of funds for operations of the Bancorp include principal repayments and sales of loans and mortgage-backed securities, new savings deposits and borrowings. The Bancorp had outstanding loan commitments approximating $7.5 million at March 31, 1996. Also, the Bancorp had commitments to other lenders to sell approximately $2.0 million of loans as of March 31, 1996. In the opinion of management, the Bancorp's liquid assets are adequate to meet commitments for loan fundings and other obligations and expenditures.




Results of Operations

        The Bancorp's principal sources of revenues are interest and fees on loans and mortgage-backed securities and interest or dividends on investments as well as service fees on deposit accounts. In the three months ended March 31, 1996 the Bancorp's revenues were also positively impacted by gains on sales of loans. Net income is affected by operating expenses and interest paid on deposits and borrowings from the FHLB of Atlanta.

        The following table presents, for periods indicated, average monthly balances of and weighted average yields on interest-earning assets and average balances and weighted average effective interest paid on interest-bearing liabilities. During the period calculations utilize month end balances.

                                       Three Months Ended March 31,
                                        1996                   1995
                                            Average                Average
                                  Average    Yield/    Average      Yield/
                                  Balance     Rate     Balance       Rate
                                          (Dollars in Thousands)
Interest-Earning Assets:
   Loans Receivable              $105,070     9.83%     $81,928      9.46%
   Mortgage-Backed Securities      51,938     6.22       55,175      6.13
   Investments                      6,817     7.28        5,181      9.17
      Total Interest-Earning
       Assets                     163,825     8.58      142,284      8.16

Interest-Bearing Liabilities:
   Deposits                       148,671     4.83      122,281      4.75
   Borrowings                       6,833     5.44        7,750      6.54
      Total Interest-Bearing
       Liabilities                155,504     4.86      130,031      4.86

Average Dollar Difference
 Between Interest-Earning
 Assets and Interest-Bearing
 Liabilities                       $8,321               $12,253

Interest Rate Spread                          3.72%                  3.30%

Interest Margin                               4.02%                  3.71%


The following table presents information regarding changes in interest income and interest expense for the periods indicated.
For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to changes in volume (changes in volume multiplied by old rate), changes in rates (changes in rates multiplied by old volume), and changes in rate-volume (change in rates multiplied by the change in volume).

                                       For the Three Months Ended
                                             March 31, 1996
                                                Versus
                                             March 31, 1995
                                         (Dollars in Thousands)
                                                       Rate/
                                Volume       Rate     Volume       Net
Interest Income:
   Loans Receivable               $547        $76        $22       $645
   Mortgage-Backed Securities      (50)        12         (1)       (39)
   Investments                      38        (24)        (8)         6
      Total Interest Income        535         64         13        612

Interest Expense:
   Deposits                        299         24          5        328
   Borrowings                      (26)       (21)         4        (43)
      Total Interest Expense       273          3          9        285

Net Interest Income               $262        $61         $4       $327


        The Bancorp recorded net income of $391,000 for the three months ended March 31, 1996, compared to $376,000 for the three months ended March 31, 1995, an increase of $15,000. Primary earnings per share were $0.26 and $0.27 for the three months ended March 31, 1996 and 1995, respectively. Weighted average shares of common stock outstanding were 1,391,153 and 1,368,984 for the same periods in 1996 and 1995, respectively. As explained in footnote 5, in order to provide consistency, the weighted average number of common shares outstanding for current and prior periods have been adjusted to give effect to a stock split in February, 1995 and a 10% stock dividend in July, 1995.

        Net interest income before provision for loan losses for the three months ended March 31, 1996 was $1,648,000, an increase of $327,000, or 24.8%, from $1,321,000 for the three months ended
March 31, 1995.   The increase resulted primarily from a growth in
average interest-earning assets and to a lesser extent an increase in interest margin. Total interest-earning assets in the three months ended March 31, 1996 averaged $163.8 million as compared to $142.3 million for the same period in 1995. For the three months ended March 31, 1996, the interest rate spread was 3.72%, an increase of 42 basis points from 3.30% for the three months ended March 31, 1995. The yield on interest-earning assets increased by 42 basis points from 8.16% for the three months ended March 31, 1995 to 8.58% for the three months ended March 31, 1996. The cost of interest bearing liabilities remained at 4.86% for the three months ended March 31, 1996 as compared to the same period in 1995.

        Total interest income increased by $612,000, or 21.1%, to $3,513,000 for the three months ended March 31, 1996 from $2,901,000 for the three months ended March 31, 1995. This increase was primarily due to the increase of $23.2 million in average loans receivable to $105.1 for the three months ended March 31, 1996 from $81.9 million for the three months ended March 31, 1995. The yield on average loans receivable for the three months ended March 31, 1996 was 9.83% an increase of 37 basis points from 9.46% for the three months ended March 31, 1995. Mortgage-backed securities averaged $51.9 million for the three months ended March 31, 1996, a decrease of $3.3 million from $55.2 million for the three months ended March 31, 1995. The related yield, however, was 6.22%, up from 6.13% for the three months ended March 31, 1995.

        Total interest expense increased by $284,000, or 18.0%, to $1,864,000 for the three months ended March 31, 1996 from $1,580,000 for the three months ended March 31, 1995. Customer deposits averaged $148.7 million for the three months March 31, 1996, up $26.4 million from $122.3 million for the three months ended March 31, 1995. The average effective rate paid on deposits increased by 8 basis points to 4.83% in the 1996 period from 4.75% in the 1995 period. FHLB of Atlanta advances averaged $6.8 million for the three months ended March 31, 1996, a decrease of $1.0 million from $7.8 million for the three months ended March 31, 1995. The average effective rate paid on FHLB of Atlanta advances decreased to 5.44% for the three months ended March 31, 1996 from 6.54% for the same period in 1995.

        The provision for loan losses for the three months ended March 31, 1996 was $160,000, while for the three months ended March 31, 1995 no provision for loan losses was taken. In recognition of any nonperforming loans and the inherent risk in lending, the Bancorp has established a provision for loan losses. The provision for loan losses is a reserve of funds established to absorb the inherent risk in lending, after evaluating the loan portfolio, considering current economic conditions, changes in the nature and volume of lending and past loan loss experience. During the three months ended March 31, 1996, the Bancorp's volume of nonresidential mortgages and commercial loans held in portfolio increased by $3.7 million, or 7.6%. These loans tend to carry a higher risk classification. Consequently, the Bancorp felt it prudent to increase the provision for loan losses. In management's opinion the allowance for loan losses is adequate to absorb potential losses in the current loan portfolio. The allowance for loan losses at March 31, 1996 was $1.3 million or 1.2% of total loans receivable.

        Total other income for the three months ended March 31, 1996 was $255,000 as compared to $229,000 for the three months ended March 31, 1995, an increase of $26,000. Fee income increased by $14,000 to $155,000 for the three months ended March 31, 1996 from $141,000 for the three months ended March 31, 1995. Fee income, consisting primarily of transaction fees on deposit accounts, increased due to increased volume in these types of accounts. Gain on sale of loans decreased to $75,000 for the three months ended March 31, 1996 from $77,000 for the three months ended March 31, 1995.

        Total operating expense increased by $227,000, or 24.3%, to $1,160,000 for the three months ended March 31, 1996 from $933,000 for the three months ended March 31, 1995. Employee compensation and benefits increased by $105,000, or 27.1%, and premises and equipment, which includes data processing costs, increased by $71,000, or 27.8%. These increases principally reflect the cost of opening two new branches in April, 1995.

        Other expenses increased by $45,000, or 23.3%, to $238,000 for the three months ended March 31, 1996 from $193,000 for the three months ended March 31, 1995. This increase was primarily due to the costs related to the growth in the customer deposit base including advertising, postage and supplies. The cost of deposit insurance, which is based on the dollar volume of deposit accounts, increased by $7,000 to $81,000 for the three months ended March 31, 1996 from $74,000 for the three months ended March 31, 1995 reflecting an increase in the deposit account base by 20.2% to $153.3 million at March 31, 1996 from $127.5 million at March 31, 1995.


Regulatory Capital Requirements

        At March 31, 1996, the Bancorp exceeded all regulatory capital standards, which were as follows:

                Actual Capital        Required Capital       Excess Capital
                                   (amounts in thousands)
                Amount    Ratio       Amount      Ratio      Amount    Ratio
Leverage
 Capital        $15,713    9.20%      $5,124      3.00%      $10,589    6.20%
Tier I
 Capital        $15,713   14.19%      $4,429      4.00%      $11,284   10.19%
Tier I and II
 Capital        $17,034   15.38%      $8,859      8.00%      $ 8,175    7.38%



Impact of Inflation and Changing Prices

        The consolidated financial statements and accompanying notes presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

        Unlike many industrial companies, substantially all of the assets and virtually all of the liabilities of the Bancorp are monetary in nature. As a result, interest rates have a more significant impact on the Bancorp's performance than the effects of general levels of inflation. Interest rates may not necessarily move in the same direction or in the same magnitude as the prices of goods and services. However, non-interest expenses do not reflect general levels of inflation.

SOUTHERN FINANCIAL BANCORP, INC.



Part II.  OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS

                Not applicable

Item 2.         CHANGES IN SECURITIES

                Not applicable.

Item 3.         DEFAULTS UPON SENIOR SECURITIES

                Not applicable.

Item 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                The Annual Meeting of Stockholders was held on April 18, 1996 at 3:00 p.m. at Fauquier Springs Country Club, Warrenton, Virginia. The following is a summary of items voted upon at the meeting:

                        1. The following Directors were elected to serve three year terms:
                                Virginia Jenkins
                                Michael P. Rucker

                        2. The appointment of Arthur Andersen, LLP as independent auditors for the year ending December 31, 1996 was ratified by the following vote: For 1,183,735; Against 673; Abstain 220.

Item 5.         OTHER INFORMATION

                Not applicable.

Item 6.         EXHIBITS AND REPORTS ON FORM 8-K.

                Exhibits Required
                Exhibit 10. Material Contracts. Employment agreement dated April 18, 1996 between Southern Financial Bank and Georgia S. Derrico, Chairman and Chief Executive Offficer.

                Exhibit 27. Financial Data Schedule

                Reports on Form 8-K
                No reports on Form 8-K were filed during the three months ended March 31, 1996.

SOUTHERN FINANCIAL BANCORP, INC.



Part III.               SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        SOUTHERN FINANCIAL BANCORP, INC.
                                                        (Registrant)



Date     5/13/96                        By Georgia S. Derrico
                                                Georgia S. Derrico
                                                Chairman and
                                                Chief Executive Officer
                                                (Duly Authorized Representative)



Date     5/13/96                        By Manfred Liebsch
                                                Manfred Liebsch
                                                Controller
                                                Principal Accounting Officer
                                                (Duly Authorized Representative)

SOUTHERN FINANCIAL BANCORP, INC.


EXHIBIT INDEX



Exhibit No.: 10

Description: Employment Agreement between Southern Financial Bank and Georgia S. Derrico, Chairman and Chief Executive Officer