Form 10-Q
period 1996-06-30
SOUTHERN FINANCIAL BANCORP INC /VA/
filed 1996-08-14
CIK 914789

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20459


                            FORM 10-Q


           Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934



For the Quarter Ended:                                   Commission File No.:
   June 30, 1996                                            33-95246



                 SOUTHERN FINANCIAL BANCORP, INC.



          Virginia                                54-1779978
______________________________            ___________________________________
(State or other jurisdiction of           (IRS Employer Identification Number)
 incorporation or organization)


     37 East Main Street
     Warrenton, Virginia                           22186
______________________________               ___________________________________
(address of principal executive office)            (Zip Code)



Registrant's Telephone Number, including area code:  (540) 349-3900



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          YES   X                            NO _____



As of June 30, 1996, there were issued and outstanding 1,428,583 shares of the registrant's Common Stock and 16,634 shares of preferred stock.

SOUTHERN FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                           (UNAUDITED)
                                                 June 30,        December 31,
ASSETS                                             1996               1995

Cash and Due from Banks                        $  3,902,989      $  3,894,884
Overnight Earning Deposits                        2,676,023         1,795,902
Investment Securities Available-for-Sale          4,190,000         2,827,625
Investment Securities Held-to-Maturity            4,084,500            87,000
Mortgage-Backed Securities Available
  -for-Sale                                         935,702         1,045,098
Mortgage-Backed Securities Held-to-Maturity      57,639,702        45,997,777
Loans Held for Sale                               2,485,310           170,000
Loans Receivable, Net                           102,929,277       104,251,481
Federal Home Loan Bank Stock, at Cost               867,600           950,000
Bank Premises and Equipment, Net                  1,075,578         1,146,553
Interest Receivable                               1,269,759         1,167,022
Real Estate Owned                                   346,023           357,023
Other Assets                                      1,218,967         1,110,385

Total Assets                                   $183,621,430      $164,800,750


LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                       $160,341,591      $143,813,686
Advances from Federal Home Loan Bank              5,500,000         4,000,000
Advances from Borrowers for Taxes
  and Insurance                                     179,371           113,631
Other Liabilities                                 1,236,418         1,098,362

Total Liabilities                               167,257,380       149,025,679

Preferred Stock                                         166               166
Common Stock                                         14,286            13,912
Capital in Excess of Par Value                   13,069,442        12,796,014
Retained Earnings                                 3,621,760         3,050,284
Net Unrealized (Loss)/Gain on Securities
   Available-for-Sale                               (91,630)           14,685
Treasury Stock                                     (249,974)          (99,990)
Total Stockholders' Equity                       16,364,050        15,775,071

Total Liabilities and Stockholders' Equity     $183,621,430      $164,800,750


<F1>
The accompanying notes are an integral part of these financial statements.

SOUTHERN FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                  Three Months Ended        Six Months Ended
                                       June 30,                  June 30,
                                   1996         1995         1996         1995
INTEREST INCOME
   Loans                       $ 2,541,305  $ 2,237,491  $ 5,122,928  $ 4,174,353
   Mortgage-Backed Securities
    and Other Investments        1,054,065      902,960    1,985,139    1,867,063

Total Interest Income            3,595,370    3,140,451    7,108,067    6,041,416

INTEREST EXPENSE
   Deposits                      1,838,115    1,622,696    3,619,223    3,075,867
   Borrowings                       68,679      143,215      152,004      269,980

Total Interest Expense           1,906,794    1,765,911    3,771,227    3,345,847

Net Interest Income              1,688,576    1,374,540    3,336,840    2,695,569
Provision for Loan Losses          160,000       55,000      320,000       55,000

Net Interest Income after
    Provision for Loan Losses    1,528,576    1,319,540    3,016,840    2,640,569

OTHER INCOME
   Gain on Sale of Loans            56,771       52,210      131,852      128,950
   Fee Income                      202,938      127,695      358,341      269,138
   0ther                            24,420       17,924       48,808       28,458

Total Other Income                 284,129      197,829      539,001      426,546

OPERATING EXPENSE
   Employee Compensation
     and Benefits                  557,306      426,354    1,048,863      812,926
   Office Occupancy                176,031      131,748      348,917      257,210
   Furniture and Equipment         198,978      166,883      383,106      318,966
   FDIC Premiums                    81,399       63,350      154,176      126,700
   Other                           270,398      256,773      508,957      462,114

Total Operating Expense          1,284,112    1,045,108    2,444,019    1,977,916

Income Before Income Taxes         528,593      472,261    1,111,822    1,089,199
Provision for Income Taxes         174,400      185,070      366,900      425,670

Net Income                     $   354,193  $   287,191  $   744,922  $   663,529

Earnings per Share:
   Primary Earnings per Share  $      0.24  $      0.20  $      0.51  $      0.46
   Fully Diluted Earnings
     per Share                 $      0.24  $      0.20  $      0.50  $      0.46

Weighted Average Number of
   Primary Common Shares
    Outstanding                  1,400,398    1,369,149    1,395,776    1,369,067


<F1>
The accompanying notes are an integral part of these financial statements.

SOUTHERN FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                          Net Unrealized
                                                    Capital                                 Gain (Loss)           Total
                            Preferred     Common   Excess of     Retained    Treasury        Securities        Stockholders'
                              Stock        Stock   Par Value     Earnings     Stock     Available-for Sale        Equity

Balance,
 December 31, 1995           $ 166      $ 13,912   $12,796,014  $3,050,284   $(99,990)        $ 14,685        $15,775,071

   Dividends on Preferred
    and Common Stock             -             -             -     (86,723)         -                -            (86,723)

   Net Unrealized Loss on
    Securities Available-
    for-Sale                     -             -             -           -          -          (69,515)           (69,515)

   Net Income                    -             -             -     390,729          -                -            390,729

Balance, March 31, 1996        166        13,912    12,796,014   3,354,290    (99,990)         (54,830)        16,009,562

   Dividends on Preferred
    and Common Stock             -             -             -     (86,723)         -                -            (86,723)

   Options Exercised             -           374       273,428           -          -                -            273,802

   Treasury Stock                -             -             -           -   (149,984)               -           (149,984)

   Net Unrealized Loss on
    Securities Available-
    for-Sale                     -             -             -           -          -          (36,800)           (36,800)

   Net Income                    -             -             -     354,193          -                -            354,193

Balance, June 30, 1996       $ 166      $ 14,286   $13,069,442  $2,621,760  $(249,974)        $(91,630)       $16,364,050

<F1>
The accompanying notes are an integral part of these financial statements.

SOUTHERN FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                             Six Months Ended
                                                                 June 30,
                                                          1996              1995
Cash Flows from Operating Activities:
Net Income                                          $    744,922       $    663,529
Adjustments to Reconcile Net Income to Net
 Cash Provided by Operating Activities:
  Depreciation and Amortization of Bank Premises
   and Equipment                                         111,757            104,531
  Net Amortization of Premiums (Discounts) on
   Loans and Securities                                  134,054             81,592
  Provision for Loan Losses                              320,000             55,000
  Provision for Deferred Income Taxes                    (53,390)           163,120
  Gain on Sale of Loans                                 (131,852)          (128,950)
  Amortization of Deferred Loan Fees                    (235,895)          (302,899)
  Loans Originated for Sale                           (8,788,348)        (4,081,700)
  Proceeds from Sales of Loans Held for Sale           6,604,890          5,074,350
  Increase in Interest Receivable                       (102,737)          (164,910)
  Decrease in Other Assets                                (1,801)          (128,772)
  Increase in Other Liabilities                          138,056            338,015
Net Cash (Used in) Provided by
 Operating Activities                                 (1,260,344)         1,672,906

Cash Flows from Investing Activities:
  Loans Originated                                   (25,558,754)       (29,384,833)
  Principal Collected on Loans                        26,787,500         16,570,028
  Purchase of Loans                                            -         (2,942,820)
  Purchase of Investment Securities                   (5,496,685)                 -
  Purchase of Mortgage-Backed Securities             (18,283,527)        (2,022,204)
  Principal Collected on Mortgage-
   Backed Securities                                   6,603,401          4,931,788
  Net (Increase) Decrease in Overnight
   Earning Deposits                                     (880,121)         3,200,077
  Investment in Real Estate Owned                         11,000           (387,023)
  Purchase of Bank Premises and Equipment                (40,782)          (260,588)
  Redemption of Federal Home Loan Bank Stock              82,400                  -
  Purchase of Federal Home Loan Bank Stock                     -           (136,100)

Net Cash (Used in) Investing Activities              (16,775,568)       (10,431,675)

Cash Flows from Financing Activities:
  Net Increase in Deposits                            16,527,905         17,508,045
  Increase/(Decrease) in Advances from
   Federal Home Loan Bank                              1,500,000         (6,000,000)
  Increase in Advances from Borrowers for
   Taxes and Insurance                                    65,740             63,891
  Proceeds from Stock Options Exercised                  123,818             12,080
  Dividends on Preferred and Common Stock               (173,446)          (139,376)

Net Cash Provided by Financing Activities             18,044,017         11,444,640

Net Increase in Cash and Due from Banks                    8,105          2,685,871
Cash and Due from Banks, Beginning of Period           3,894,889            949,338

Cash and Due from Banks, End of Period              $  3,902,989       $  3,635,209

<F1>
The accompanying notes are an integral part of these statements.

SOUTHERN FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information or footnotes necessary for a fair presentation of financial position, results of operations, changes in stockholders' equity and cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for a fair presentation have been included. All adjustments are of a normal recurring nature. The results of operations for the six month period ended June 30, 1996 are not necessarily indicative of the results of the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in Southern Financial Bancorp, Inc.'s Annual Report for the six months ended December 31, 1995.

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

NOTE 2 - INVESTMENT SECURITIES

    The portfolio of investment securities which are classified as held-to maturity consist of the following:

                                    June 30, 1996          December 31, 1995
                               Amortized   Estimated     Amortized   Estimated
                                  Cost     Fair Value       Cost     Fair Value
   FHLB Intermediate Notes    $3,997,500   $3,992,188    $      -     $      -
   Other Investments              87,000       87,000      87,000       87,000

       Total                  $4,084,500   $4,079,188    $ 87,000     $ 87,000

  The portfolio of investment securities which are classified as available-for-sale consist of the following:

                                      June 30, 1996           December 31, 1995
                                 Amortized   Estimated    Amortized    Estimated
                                   Cost      Fair Value      Cost      Fair Value
   FHLMC Preferred Stock        $4,310,235   $4,190,000   $2,810,425   $2,827,625


NOTE 3 - MORTGAGE-BACKED SECURITIES

  The portfolio of mortgage-backed securities which are classified as held-to-maturity consist of the following securities:

                   June 30, 1996              December 31, 1995
             Amortized     Estimated      Amortized      Estimated
               Cost        Fair Value       Cost         Fair Value
 FHLMC      $ 8,134,524    $ 8,064,386    $ 9,397,071    $ 9,346,718
 FNMA        21,737,791     21,352,051     12,065,698     11,879,879
 GNMA        20,844,853     20,686,703     17,612,470     17,554,923
 CMO          6,922,534      6,608,438      6,922,534      6,892,830

 Total      $57,639,702    $56,711,578    $45,997,777    $45,674,350


  Of the securities classified as held-to-maturity, $5.6 million, or 9.7%, have fixed rates of interest and original maturities of 15 years. The interest rates on $10.3 million, or 17.9%, of the portfolio are indexed to the 11th District and national cost of funds indices and adjust monthly. The interest rates on the balance of the portfolio, $41.7 million, are indexed to the one year constant maturity treasury and adjust annually or more frequently.

  The portfolio of mortgage-backed securities classified as available-for-sale consists of the following securities:


                 June 30, 1996              December 31, 1995
            Amortized     Estimated      Amortized     Estimated
              Cost        Fair Value       Cost        Fair Value
 FNMA      $ 952,227      $ 935,702     $1,039,353     $1,045,098


  The securities classified as available-for-sale have a fixed rate of interest and an original maturity of 15 years.


NOTE 4 - LOANS RECEIVABLE

  Loans receivable consist of the following:

                                    June 30, 1996     December 31, 1995
  Real estate mortgage loans:
     Permanent
       Residential                  $ 34,962,403       $ 37,583,119
       Nonresidential                 40,342,914         36,742,339
     Construction
       Residential                    10,382,488         13,164,850
       Nonresidential                 10,375,133         16,490,213

  Business and consumer               14,168,596         12,025,981

     Total loans receivables         110,231,534        116,006,502

  Less:
     Undisbursed portion of
       loans in process               (5,435,598)       (10,110,438)
     Deferred loan fees                 (388,717)          (454,334)
     Allowance for loan losses        (1,477,942)        (1,190,249)

  Loans receivable, net             $102,929,277       $104,251,481


  The following sets forth information regarding the allowance for loan losses:

                                         Six months       Six months
                                            ended            ended
                                        June 30, 1996    December 31, 1995
     Balance, beginning of period       $1,190,249        $1,057,445
     Charge offs                           (36,851)          (17,196)
     Recoveries                              4,544                 0
     Provision charged to operations       320,000           150,000

     Balance, end of period             $1,477,942        $1,190,249


NOTE 5 - ADVANCES FROM FEDERAL HOME LOAN BANK

     At June 30, 1996, advances from the Federal Home Loan Bank ("FHLB") of Atlanta totaled $5,500,000 which consisted of $3,500,000 of advances which reprice daily but may be prepaid at any time without penalty and $2,000,000
of fixed rate advances maturing in January, 1998.   At December 31, 1995,
advances from the FHLB of Atlanta totaled $4,000,000.

     These advances are made under a credit availability agreement with the FHLB of Atlanta totaling $25,000,000. The agreement does not have a maturity date and advances are made at the FHLB of Atlanta's discretion.

NOTE 6 - STOCKHOLDERS' EQUITY

     At June 30, 1996 and December 31, 1995, the Bancorp had 16,634 shares of 6% cumulative convertible preferred stock issued and outstanding. Par value is $0.01 per share. Five hundred thousand shares are authorized. Each share of the Bancorp's preferred stock is convertible to 1.46 shares of common stock. The preferred stock has an annual dividend rate of 6%. Dividends are payable quarterly and are cumulative.

     At June 30, 1996 and December 31, 1995, the Bancorp had 1,428,583 and 1,391,153, respectively, shares of common stock issued and outstanding. The par value is $0.01 per share. There were 5,000,000 shares authorized by the Bancorp's charter. The Bancorp's board of directors declared a 10 percent stock dividend in July, 1995 and a four-for-three stock split in February, 1995, which was effected in the form of a dividend. Prior period earnings per share amounts have been restated to reflect the effect of these distributions.

SOUTHERN FINANCIAL BANCORP, INC.
ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS



Financial Condition

     The total assets of Southern Financial Bancorp, Inc. (the "Bancorp") at June 30, 1996 were $183.6 million, an increase of $18.8 million, or 11.4%, from total assets of $164.8 million at December 31, 1995. Total liabilities increased by $18.3 million, or 12.3%, to $167.3 million at June 30, 1996 from $149.0 million at December 31, 1995.

     The increase in total assets resulted from an increase of $11.6 million, or 25.2% in mortgage-backed securities to $57.6 million at June 30, 1996 from $46.0 million at December 31, 1995 and an increase in investment securities (held-to-maturity and available-for-sale) of $5.4 million.

     Loans receivable decreased by $1.4 million to $102.9 million at June 30, 1996 from $104.3 million at December 31, 1995. Although total loans receivable remained relatively constant a shift occurred in the composition of the categories. The principal change was an increase in non-residential permanent loans of $3.6 million and comparable net decrease in non-residential construction loans, reflecting the conversion of three loans from construction to permanent.

     Investment securities available-for-sale increased by $1.4 million, or
50.0 %, to $4.2 million at June 30, 1996 from $2.8 million at December 31, 1995. Investment securities available-for-sale consists entirely of Federal Home Loan Mortgage Corporation ("FHLMC") preferred stock and is recorded at current market value. Investment securities held-to-maturity increased by $4.0 million to $4.1 million at June 30, 1996 from $0.1 million at December 31, 1995. This increase was due to the purchase of $4.0 million of U. S. government agency securities during the six months ended June 30, 1996.

     The increase in total assets was funded by an increase in customer deposits of $16.5 million , or 11.5%, to $160.3 million at June 30, 1996 from $143.8 million at December 31, 1995. In addition, Federal Home Loan Bank ("FHLB") of Atlanta advances increased by $1.5 million to $5.5 million at June 30, 1995. The advances from the FHLB of Atlanta at June 30, 1996 consisted of $3.5 million of advances which mature in one year or less and $2.0 million of advances which mature in January, 1998.

     The primary sources of funds for operations of the Bancorp include principal repayments and sales of loans and mortgage-backed securities, new savings deposits and borrowings. The Bancorp had outstanding commitments to fund loans approximating $13.7 million at June 30, 1996, and commitments to sell to others approximately $2.5 million of loans as of June 30, 1996. In the opinion of management, the Bancorp's liquid assets are adequate to meet commitments for loan fundings and other obligations and expenditures.




Results of Operations

     The Bancorp's principal sources of revenues are interest and fees on loans and mortgage-backed securities, interest or dividends on investments, and other revenue associated with fees on deposit accounts and related services. In the six months ended June 30, 1996 the Bancorp's revenues from other income increased by $427,000, or 26.2%, to $539,000 from $427,000 in the six months ended June 30, 1995.

     The following table presents, for periods indicated, average monthly balances of and weighted average yields on interest-earning assets and average balances and weighted average effective interest paid on interest-bearing liabilities. During the period calculations utilize month end balances.


                                             Six Months Ended June 30,
                                            1996                  1995
                                                Average                Average
                                     Average     Yield/     Average     Yield/
                                     Balance      Rate      Balance     Rate
                                              (Dollars in Thousands)
Interest-Earning Assets:
    Loans Receivable                $104,911     9.77%     $ 86,119     9.69%
    Mortgage-Backed Securities        54,378     6.28        54,490     6.17
    Investments                        8,418     6.61         5,344     6.92
         Total Interest-Earning
          Assets                     167,707     8.48       145,953     8.28

Interest-Bearing Liabilities:
    Deposits                         152,501     4.75       126,917     4.85
    Borrowings                         4,929     6.17         7,143     7.56
         Total Interest-Bearing
          Liabilities                157,430     4.79       134,060     4.99

Average Dollar Difference
 Between Interest-Earning
 Assets and Interest-Bearing
 Liabilities                        $ 10,277               $ 11,893

Interest Rate Spread                             3.69%                  3.29%

Interest Margin                                  3.98%                  3.69%



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

                                        For the Six Months Ended
                                             June 30, 1996
                                                 Versus
                                             June 30, 1995
                                         (Dollars in Thousands)
                                                        Rate/
                                  Volume     Rate      Volume      Net
Interest Income:
    Loans Receivable              $ 911     $   31     $    6     $ 948
    Mortgage-Backed Securities       (3)        28          0        25
    Investments                     106         (8)        (5)       93
         Total Interest Income    1,014         51          1     1,066

Interest Expense:
    Deposits                        620        (64)       (13)      543
    Borrowings                      (83)       (50)        15       (18)
         Total Interest Expense     537       (114)         2       425

Net Interest Income               $ 477      $ 165     ($   1)    $ 641


    The Bancorp recorded net income of $745,000 for the six months ended June 30, 1996, compared to $664,000 for the six months ended June 30, 1995, an increase of $81,000. Primary earnings per share were $0.51 and $0.46 for the six months ended June 30, 1996 and 1995, respectively. Weighted average shares of common stock outstanding were 1,395,776 and 1,369,067 for the same periods in 1996 and 1995, respectively. As explained in footnote 6, in order to provide consistency, the weighted average number of common shares outstanding for current and prior periods have been adjusted to give effect to a stock split in February, 1995 and a 10% stock dividend in July, 1995.

    For the three months ended June 30, 1996, the Bancorp recorded net income of $354,000 an increase of $67,000 as compared to $287,000 for the three months ended June 30, 1995. Primary earnings per share were $0.24 and $0.20 for the three months ended June 30, 1996 and 1995, respectively. Weighted average shares of common stock outstanding were 1,400,398 for the three months ended June 30, 1996 and 1,369,149 for the three months ended June 30, 1995.

    Net interest income before provision for loan losses for the six months ended June 30, 1996 was $3,337,000, an increase of $641,000, or 23.8%, from
$2,696,000 for the six months ended June 30, 1995.   The increase resulted
primarily from a growth in average interest-earning assets and to a lesser extent an increase in interest margin. Total interest-earning assets in the six months ended June 30, 1996 averaged $167.7 million as compared to $146.0 million for the same period in 1995. For the six months ended June 30, 1996, the interest rate spread was 3.69%, an increase of 40 basis points from 3.29% for the six months ended June 30, 1995. The yield on interest-earning assets increased by 20 basis points from 8.28% for the six months ended June 30, 1995 to 8.48% for the six months ended June 30, 1996. The cost of interest bearing liabilities decreased by 20 basis points to 4.79% for the six months ended June 30, 1996 from 4.99% for the six months ended June 30, 1995.

    For the three months ended June 30, 1996, net interest income before provision for loan losses was $1,689,000 an increase of $314,000, or 22.8%, from $1,375,000 for the three months ended June 30, 1995. This increase resulted primarily from a growth in average interest-earning assets and to a lesser extent an increase in interest margin. Total interest-earning assets in the three months ended June 30, 1996 averaged $172.0 million as compared to $149.7 million in the three months ended June 30, 1995. The interest rate spread was 3.65% for the three months ended June 30, 1996 an increase of 37 basis points from 3.28% for the three months ended June 30, 1995.

    Total interest income increased by $1,067,000, or 17.7%, to $7,108,000 for the six months ended June 30, 1996 from $6,041,000 for the six months ended June 30, 1995. This increase was primarily due to the increase of $18.8 million in average loans receivable to $104.9 million for the six months ended June 30, 1996 from $86.1 million for the six months ended June 30, 1995. The yield on average loans receivable for the six months ended June 30, 1996 was 9.77% an increase of 8 basis points from 9.69% for the six months ended June 30, 1995. Mortgage-backed securities averaged $54.4 million for the six months ended June 30, 1996, a slight decrease from $54.5 million for the six months ended June 30, 1995. The related yield, however, was 6.28%, up from 6.17% for the six months ended June 30, 1995.

    Total interest expense increased by $425,000, or 12.7%, to $3,771,000 for the six months ended June 30, 1996 from $3,346,000 for the six months ended June 30, 1995. Customer deposits averaged $152.5 million for the six months ended June 30, 1996, up $25.6 million from $126.9 million for the six months ended June 30, 1995. However, the average effective rate paid on deposits decreased by 10 basis points to 4.75% in the 1996 period from 4.85% in the 1995 period. FHLB of Atlanta advances averaged $4.9 million for the six months ended June 30, 1996, a decrease of $2.2 million from $7.1 million for the six months ended June 30, 1995. The average effective rate paid on FHLB of Atlanta advances decreased to 6.17% for the six months ended June 30, 1996 from 7.56% for the same period in 1995.

    The provision for loan losses for the six months ended June 30, 1996 was $320,000, as compared to $55,000 for the six months ended June 30, 1995. In recognition of any nonperforming loans and the inherent risk in lending, the Bancorp has established a provision for loan losses. The provision for loan losses is a reserve of funds established to absorb the inherent risk in lending, after evaluating the loan portfolio, considering current economic conditions, changes in the nature and volume of lending and past loan loss experience. During the six months ended June 30, 1996, the Bancorp's volume of nonresidential mortgages and commercial loans held in portfolio increased by $5.7 million, or 11.7%. These loans tend to carry a higher risk classification. Consequently, the Bancorp felt it prudent to increase the provision for loan losses. In management's opinion the allowance for loan losses is adequate to absorb potential losses in the current loan portfolio. The allowance for loan losses at June 30, 1996 was $1.5 million or 1.3% of total loans receivable.

    Total other income for the six months ended June 30, 1996 was $539,000 as compared to $427,000 for the six months ended June 30, 1995, an increase of $112,000. Fee income increased by $89,000 to $358,000 for the six months ended June 30, 1996 from $269,000 for the six months ended June 30, 1995. Fee income, consisting primarily of transaction fees on deposit accounts, increased due to increased volume in these types of accounts.

    For the three months ended June 30, 1996, total other income was $284,000 an increase of $86,000 as compared to $198,000 for the three months ended June 30, 1995. Fee income increased by $75,000 to $203,000 for the three months ended June 30, 1996 from $128,000 for the three months ended June 30, 1995 reflecting the higher numbers of checking accounts opened.

    Total operating expense increased by $466,000, or 23.6%, to $2,444,000 for the six months ended June 30, 1996 from $1,978,000 for the six months ended June 30, 1995. Employee compensation and benefits increased by $236,000, or 29.0%, reflecting the cost of opening two new branches in April, 1995 and personnel and organization restructuring during the quarter ended June 30, 1996. Office occupancy increased by $92,000, or 35.8%, and furniture and equipment, which includes data processing costs, increased by $64,000, or 20.1% which principally reflects the cost of opening two the new branches in April, 1995.

    Other expenses increased by $47,000, or 10.2%, to $509,000 for the six months ended June 30, 1996 from $462,000 for the six months ended June 30, 1995. This increase was primarily due to the costs related to the growth in the customer deposit base including advertising, postage and supplies. Included in other expenses for the six months ended June 30, 1996 is $50,000 which represents Virginia franchise tax, no franchise tax was paid in the similar period ended June 30, 1995. Subsequent to the conversion to a Virginia commercial bank effective December 1, 1995, the Bancorp's subsidiary bank became subject to the Virginia franchise tax instead of the Virginia income tax. The cost of deposit insurance, which is based on the dollar volume of deposit accounts, increased by $27,000 to $154,000 for the six months ended June 30, 1996 from $127,000 for the six months ended June 30, 1995 reflecting an increase in the deposit account base by 16.4% to $160.3 million at June 30, 1996 from $137.7 million at June 30, 1995.

    For the three months ended June 30, 1996, total operating expense increased by $239,000 to $1,284,000 from $1,045,000 for the three months ended June 30, 1995. Employee compensation and benefits increased by $131,000, office occupancy increased by $44,000, and furniture and equipment increased by $32,000. These increases principally reflect the cost of opening two new branches in April, 1995. Other expenses increased by $13,000 to $270,000 for the three months ended June 30, 1996 from $257,000 for the three months ended June 30, 1995. The cost of deposit insurance, which is based on the dollar volume of deposit accounts, increased by $18,000 to $81,000 from $63,000 for the three months ended June 30, 1995.



Regulatory Capital Requirements

    At June 30, 1996, the Bancorp exceeded all regulatory capital standards, which were as follows:

                  Actual capital     Required Capital      Excess Capital
                                  (Amounts in thousands)
                 Amount     Ratio     Amount    Ratio      Amount    Ratio
Leverage
 Capital         $16,079    8.99%     $ 5,365    3.00%     $10,714    5.99%

Tier I
 Capital         $16,079   14.86%     $ 4,327    4.00%     $11,752   10.86%

Tier I and II
 Capital         $17,433   16.11%     $ 8,654    8.00%     $ 8,779    8.11%


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

          Not applicable.

Item 5.   OTHER INFORMATION

          Not applicable.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          Exhibits Required
          None.

          Reports on Form 8-K
               No reports on Form 8-K were filed during the three months ended June 30, 1996.

SOUTHERN FINANCIAL BANCORP, INC.



Part III. SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              SOUTHERN FINANCIAL BANCORP, INC.
                                   (Registrant)



Date     8/13/96                        By: /s/Georgia S. Derrico
                                            Georgia S. Derrico
                                            Chairman and
                                            Chief Executive Officer
                                            (Duly Authorized Representative)



Date     8/13/96                        By: /s/Manfred Liebsch
                                            Manfred Liebsch
                                            Controller
                                            Principal Accounting Officer
                                            (Duly Authorized Representative)