Form 10-Q
period 1996-09-30
SOUTHERN FINANCIAL BANCORP INC /VA/
filed 1996-11-14
CIK 914789

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20459


                            FORM 10-Q


           Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934



For the Quarter Ended:                                   Commission File No.:
  September 30, 1996                                        33-95246



                 SOUTHERN FINANCIAL BANCORP, INC.



          Virginia                                54-1779978
______________________________               ___________________________________
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)


     37 East Main Street
     Warrenton, Virginia                           20186
______________________________               ___________________________________
(address of principal executive office)          (Zip Code)



Registrant's Telephone Number, including area code:  (540) 349-3900



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          YES   X                            NO _____



As of September 30, 1996, there were issued and outstanding 1,592,512 shares of the registrant's Common Stock and 16,634 shares of preferred stock.

SOUTHERN FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                              (UNAUDITED)
                                              September 30,       December 31,
ASSETS                                            1996                 1995

Cash and Due from Banks                       $  3,716,982        $  3,894,884
Overnight Earning Deposits                       2,800,299           1,795,902
Investment Securities Available-for-Sale         4,169,087           2,827,625
Investment Securities Held-to-Maturity           5,087,000              87,000
Mortgage-Backed Securities
   Available-for-Sale                              912,132           1,045,098
Mortgage-Backed Securities Held-to-Maturity     60,199,992          45,997,777
Loans Held for Sale                              1,967,650             170,000
Loans Receivable, Net                          106,272,042         104,251,481
Federal Home Loan Bank Stock, at Cost              867,600             950,000
Bank Premises and Equipment, Net                 1,546,735           1,146,553
Interest Receivable                              1,390,827           1,167,022
Real Estate Owned                                  343,023             357,023
Other Assets                                     1,623,704           1,110,385

Total Assets                                  $190,897,073        $164,800,750


LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                      $163,622,826        $143,813,686
Advances from Federal Home Loan Bank             9,000,000           4,000,000
Advances from Borrowers for Taxes
    and Insurance                                  234,157             113,631
Other Liabilities                                2,000,879           1,098,362

Total Liabilities                              174,857,862         149,025,679

Preferred Stock                                        166                 166
Common Stock                                        15,925              13,912
Capital in Excess of Par Value                  15,276,379          12,796,014
Retained Earnings                                1,319,871           3,050,284
Net Unrealized (Loss)/Gain on Securities
   Available-for-Sale                             (101,599)             14,685
Treasury Stock                                    (471,531)            (99,990)
Total Stockholders' Equity                      16,039,211          15,775,071

Total Liabilities and
    Stockholders' Equity                      $190,897,073        $164,800,750




<F1>
The accompanying notes are an integral part of these financial statements.

SOUTHERN FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                Three Months Ended        Nine Months Ended
                                   September 30,            September 30,
                                 1996        1995         1996         1995
INTEREST INCOME
 Loans                        $2,558,981  $2,423,579  $ 7,681,909  $ 6,597,932
 Mortgage-Backed Securities
   and Other Investments       1,153,805     906,312    3,138,944    2,773,375

Total Interest Income          3,712,786   3,329,891   10,820,853    9,371,307

INTEREST EXPENSE
 Deposits                      1,889,242   1,735,794    5,508,465    4,811,661
 Borrowings                       94,807      92,960      246,811      362,940

Total Interest Expense         1,984,049   1,828,754    5,755,276    5,174,601

Net Interest Income            1,728,737   1,501,137    5,065,577    4,196,706
Provision for Loan Losses        190,000      55,000      510,000      110,000

Net Interest Income
  after Provision
   for Loan Losses             1,538,737   1,446,137    4,555,577    4,086,706

OTHER INCOME
 Gain on Sale of
   Mortgage-Backed
   Securities                          -      63,208            -       63,208
 Gain on Sale of Loans            16,177      38,803      148,029      167,753
 Fee Income                      244,783     136,616      603,124      405,754
 0ther                            26,225      21,947       75,033       50,405

Total Other Income               287,185     260,574      826,186      687,120

OPERATING EXPENSE
 Employee Compensation
   and Benefits                  536,441     453,047    1,585,304    1,265,973
 Office Occupancy                195,551     168,079      544,468      425,289
 Furniture and Equipment         227,928     171,631      611,034      490,597
 FDIC Premiums                   952,517      72,665    1,106,693      199,365
 Other                           248,602     301,878      757,559      763,992

Total Operating Expense        2,161,039   1,167,300    4,605,058    3,145,216

Income Before Income Taxes    (  335,117)    539,411      776,705    1,628,610
Provision for Income Taxes    (  110,600)    199,000      256,300      624,670

Net Income                    ($ 224,517)  $ 340,411    $ 520,405   $1,003,940

Earnings per Share:
 Primary Earnings
   per Share                  ($    0.14)  $    0.21    $    0.32   $     0.63

 Fully Diluted
   Earnings per Share         ($    0.14)  $    0.21    $    0.32   $     0.61

Weighted Average Number
 of Primary Common Shares
 Outstanding                   1,628,291   1,603,877    1,602,638    1,582,364


<F1>
The accompanying notes are an integral part of these financial statements.

SOUTHERN FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                         Net Unrealized
                                                                                          Gain (Loss)
                                                     Capital                               Securities       Total
                                 Preferred Common   Excess of     Retained    Treasury     Available-    Stockholders'
                                     Stock  Stock   Par Value     Earnings      Stock       for-Sale        Equity

Balance, December 31, 1995          $ 166  $13,912  $12,796,014   $3,050,284  $(99,990)       $14,685    $15,775,071
  Dividends on Preferred and
   Common Stock                         -        -            -     (86,723)          -             -       (86,723)
  Net Unrealized Loss on
   Securities Available-for-Sale        -        -            -            -          -       (69,515)      (69,515)
  Net Income                            -        -            -      390,729          -             -        390,729

Balance, March 31, 1996               166   13,912   12,796,014    3,354,290   (99,990)       (54,830)    16,009,562
  Dividends on Preferred and
   Common Stock                         -        -            -     (86,723)          -             -       (86,723)
  Options Exercised                     -      374      273,428            -          -             -        273,802
  Treasury Stock                        -        -            -            -  (149,984)             -      (149,984)
  Net Unrealized Loss on
   Securities Available-for-Sale        -        -            -            -          -       (36,800)      (36,800)
  Net Income                            -        -            -      354,193          -             -        354,193

Balance, June 30, 1996                166   14,286   13,069,442    3,621,760  (249,974)       (91,630)    16,364,050
  Dividends on Preferred and
   Common Stock                         -        -            -     (90,366)          -             -       (90,366)
  Options Exercised                     -      220      221,350            -          -             -        221,570
  Treasury Stock                        -        -            -            -  (221,557)             -      (221,557)
  10% Stock Dividend                    -    1,419    1,985,587  (1,987,006)          -             -              -
  Net Unrealized Loss on
   Securities Available-for-Sale        -        -            -            -          -        (9,969)       (9,969)
  Net Loss                              -        -            -    (224,517)          -             -      (224,517)

Balance, September 30, 1996         $ 166  $15,925  $15,276,379   $1,319,871  $(471,531)    $(101,599)   $16,039,211




<F1>
The accompanying notes are an integral part of these financial statements.

SOUTHERN FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                        Nine Months Ended
                                                           September 30,
                                                        1996          1995
Cash Flows from Operating Activities:
Net Income                                         $   520,405    $ 1,003,940
Adjustments to Reconcile Net Income to Net
 Cash Provided by Operating Activities:
  Depreciation and Amortization of Bank
   Premises and Equipment                              180,164        159,048
  Net Amortization of Premiums (Discounts) on
   Loans and Securities                                217,866         96,738
  Provision for Loan Losses                            510,000        110,000
  Provision for Deferred Income Taxes                  (58,299)       125,120
  Gain on Sale of Loans                               (148,029)      (167,753)
  Gain on Sale of Mortgage-Backed Securities                 -        (63,208)
  Loss on Real Estate Owned                                  -         30,000
  Amortization of Deferred Loan Fees                  (254,986)      (458,144)
  Loans Originated for Sale                         (9,121,278)    (6,861,050)
  Proceeds from Sales of Loans Held for Sale         7,471,656      7,155,503
  Increase in Interest Receivable                     (223,805)      (163,969)
  Increase in Other Assets                            (396,720)      (373,072)
  Increase in Other Liabilities                        902,517        534,409

Net Cash (Used in) Provided by
 Operating Activities                                 (400,509)     1,127,562

Cash Flows from Investing Activities:
  Loans Originated                                 (36,674,459)   (48,994,865)
  Principal Collected on Loans                      34,384,855     30,866,517
  Purchase of Loans                                          -     (2,942,820)
  Purchase of Investment Securities                 (6,496,685)             -
  Sale of Mortgage-Backed Securities                         -      4,994,678
  Purchase of Mortgage-Backed Securities           (23,300,043)    (2,022,204)
  Principal Collected on Mortgage-
   Backed Securities                                 9,007,597      6,831,779
  Net (Increase) Decrease in Overnight
   Earning Deposits                                 (1,004,397)     3,023,608
  Investment in Real Estate Owned                       14,000       (387,023)
  Purchase of Bank Premises and Equipment             (580,346)      (272,915)
  Redemption of Federal Home Loan Bank Stock            82,400              -
  Purchase of Federal Home Loan Bank Stock                   -       (136,100)

Net Cash (Used in) Investing Activities            (24,567,078)    (9,039,345)

Cash Flows from Financing Activities:
  Net Increase in Deposits                          19,809,140      7,508,406
  Increase/(Decrease) in Advances from
   Federal Home Loan Bank                            5,000,000      3,000,000
  Increase in Advances from Borrowers
   for Taxes and Insurance                             120,526        133,513
  Proceeds from Stock Options Exercised                123,831         21,800
  Dividends on Preferred and Common Stock             (263,812)      (218,707)

Net Cash Provided by Financing Activities           24,789,685     10,445,012

Net (Decrease) Increase in Cash
 and Due from Banks                                   (177,902)     2,533,229
Cash and Due from Banks, Beginning of Period         3,894,884        949,338

Cash and Due from Banks, End of Period              $3,716,982     $3,482,567

<F1>
The accompanying notes are an integral part of these statements.

SOUTHERN FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)





NOTE 1 - BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information or footnotes necessary for a fair presentation of financial position, results of operations, changes in stockholders' equity and cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for a fair presentation have been included. All adjustments are of a normal recurring nature. The results of operations for the nine month period ended September 30, 1996 are not necessarily indicative of the results of the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in Southern Financial Bancorp, Inc.'s Annual Report for the six months ended December 31, 1995.

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

NOTE 2 - INVESTMENT SECURITIES

    The portfolio of investment securities which are classified as held-to maturity consist of the following:

                               September 30, 1996      December 31, 1995
                              Amortized   Estimated   Amortized  Estimated
                                Cost      Fair Value     Cost    Fair Value
  FHLB Intermediate Notes    $5,000,000   $4,994,688    $     -   $      -
  Other Investments              87,000       87,000     87,000     87,000

    Total                    $5,087,000   $5,081,688    $87,000    $87,000

  The portfolio of investment securities which are classified as available-for-sale consist of the following:

                              September 30, 1996        December 31, 1995
                            Amortized    Estimated    Amortized    Estimated
                               Cost      Fair Value      Cost      Fair Value
  FHLMC Preferred Stock     $4,310,235   $4,169,088   $2,810,425   $2,827,625


NOTE 3 - MORTGAGE-BACKED SECURITIES

  The portfolio of mortgage-backed securities which are classified as held-to-maturity consist of the following securities:

                  September 30, 1996            December 31, 1995
                Amortized     Estimated       Amortized     Estimated
                  Cost        Fair Value        Cost        Fair Value
  FHLMC       $ 7,845,863    $ 7,799,798    $ 9,397,071    $ 9,346,718
  FNMA         22,469,861     22,217,528     12,065,698     11,879,879
  GNMA         23,093,062     22,975,462     17,612,470     17,554,923
  CMO           6,791,206      6,836,476      6,922,538      6,892,830

   Total      $60,199,992    $59,829,264    $45,997,777    $45,674,350

  Of the securities classified as held-to-maturity $7.1 million, or 11.8%, have fixed rates of interest and original maturities of 15 years. The interest rates on $10.1 million, or 16.7%, of the portfolio are indexed to the 11th District and national cost of funds indices and adjust monthly. The interest rates on the balance of the portfolio, $43.0 million, are indexed to the one year constant maturity treasury and adjust annually or more frequently.

  The portfolio of mortgage-backed securities classified as available-for-sale consists of the following securities:

               September 30, 1996          December 31, 1995
             Amortized   Estimated      Amortized     Estimated
               Cost      Fair Value       Cost        Fair Value
  FNMA       $922,622     $912,132     $1,039,353     $1,045,098

  The securities classified as available-for-sale have a fixed rate of interest and an original maturity of 15 years.


NOTE 4 - LOANS RECEIVABLE

  Loans receivable consist of the following:

                                   September 30, 1996   December 31, 1995
  Real estate mortgage loans:
    Permanent
      Residential                      $ 34,099,983       $ 37,583,119
      Nonresidential                     42,310,108         36,742,339
    Construction
      Residential                        11,060,600         13,164,850
      Nonresidential                      9,972,522         16,490,213

  Business and consumer                  14,958,971         12,025,981

    Total loans receivables             112,402,184        116,006,502

  Less:
    Undisbursed portion of
      loans in process                   (4,396,835)       (10,110,438)
    Deferred loan fees                     (380,837)          (454,334)
    Allowance for loan losses            (1,352,470)         (1,190,249)

  Loans receivable, net                $106,272,042        $104,251,481

  The following sets forth information regarding the allowance for loan losses:

                                       Nine months ended     Six months ended
                                       September 30, 1996    December 31, 1995
  Balance, beginning of period             $1,190,249           $1,057,445
  Charge offs                                (352,369)             (17,196)
  Recoveries                                    4,590                    0
  Provision charged to operations             510,000              150,000

  Balance, end of period                   $1,352,470            $1,190,249


NOTE 5 - ADVANCES FROM FEDERAL HOME LOAN BANK

     At September 30, 1996, advances from the Federal Home Loan Bank ("FHLB") of Atlanta totaled $9,000,000 which consisted of $7,000,000 of advances which reprice daily but may be prepaid at any time without penalty and $2,000,000
of fixed rate advances maturing in January, 1998.   At December 31, 1995,
advances from the FHLB of Atlanta totaled $4,000,000.

     These advances are made under a credit availability agreement with the FHLB of Atlanta totaling $25,000,000. The agreement does not have a maturity date and advances are made at the FHLB of Atlanta's discretion.

NOTE 6 - STOCKHOLDERS' EQUITY

     At September 30, 1996 and December 31, 1995, the Bancorp had 16,634 shares of 6% cumulative convertible preferred stock issued and outstanding. Par value is $0.01 per share. Five hundred thousand shares are authorized. Each share of the Bancorp's preferred stock is convertible to 1.61 shares of common stock. The preferred stock has an annual dividend rate of 6%. Dividends are payable quarterly and are cumulative.

     At September 30, 1996 and December 31, 1995, the Bancorp had 1,592,512 and 1,391,153, respectively, shares of common stock issued and outstanding. The par value is $0.01 per share. There were 5,000,000 shares authorized by the Bancorp's charter. The Bancorp's board of directors declared a 10 percent stock dividend in July, 1995, a four-for-three stock split in February, 1995, which was effected in the form of a dividend and a 10 percent stock dividend in July, 1996. Prior period earnings per share amounts have been restated to reflect the effect of these distributions.

SOUTHERN FINANCIAL BANCORP, INC.
ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS





Financial Condition

     The total assets of Southern Financial Bancorp, Inc. (the "Bancorp") at September 30, 1996 were $190.9 million, an increase of $26.1 million, or 15.8%, from total assets of $164.8 million at December 31, 1995. Total liabilities increased by $25.9 million, or 17.4%, to $174.9 million at September 30, 1996 from $149.0 million at December 31, 1995.

     The increase in total assets resulted from an increase of $14.2 million, or 30.9% in mortgage-backed securities to $60.2 million at September 30, 1996 from $46.0 million at December 31, 1995 and an increase in investment securities (held-to-maturity and available-for-sale) of $6.4 million.

     Loans receivable increased by $2.0 million to $106.3 million at September 30, 1996 from $104.3 million at December 31, 1995. Although total loans receivable remained relatively constant a shift occurred in the composition of the categories. The principal change was an increase in non-residential permanent loans of $5.6 million and comparable net decrease in non-residential construction loans, reflecting the conversion of these loans from construction to permanent.

     Investment securities available-for-sale increased by $1.4 million, or
50.0 %, to $4.2 million at September 30, 1996 from $2.8 million at December 31, 1995. Investment securities available-for-sale consists entirely of Federal Home Loan Mortgage Corporation ("FHLMC") preferred stock and is recorded at current market value. Investment securities held-to-maturity increased by $5.0 million to $5.1 million at September 30, 1996 from $0.1 million at December 31, 1995. This increase was due to the purchase of $5.0 million of U. S. government agency securities during the nine months ended September 30, 1996.

     The increase in total assets was funded by an increase in customer deposits of $19.8 million , or 13.8%, to $163.6 million at September 30, 1996 from $143.8 million at December 31, 1995. In addition, Federal Home Loan Bank ("FHLB") of Atlanta advances increased by $5.0 million to $9.0 million at September 30, 1996. The advances from the FHLB of Atlanta at September 30, 1996 consisted of $7.0 million of advances which mature in one year or less and $2.0 million of advances which mature in January, 1998.

     The primary sources of funds for operations of the Bancorp include principal repayments and sales of loans and mortgage-backed securities, new savings deposits and borrowings. The Bancorp had outstanding commitments to fund loans approximating $6.1 million at September 30, 1996, and commitments to sell to others approximately $2.0 million of loans as of September 30, 1996. In the opinion of management, the Bancorp's liquid assets are adequate to meet commitments for loan fundings and other obligations and expenditures.




Results of Operations

     The Bancorp's principal sources of revenues are interest and fees on loans and mortgage-backed securities, interest or dividends on investments, and other revenue associated with fees on deposit accounts and related services. In the nine months ended September 30, 1996 the Bancorp's revenues from other income increased by $139,000, or 20.2%, to $826,000 from $687,000 in the nine months ended September 30, 1995.

     The following table presents, for periods indicated, average monthly balances of and weighted average yields on interest-earning assets and average balances and weighted average effective interest paid on interest-bearing liabilities. During the period calculations utilize month end balances.

                                         Nine Months Ended September 30,
                                           1996                   1995
                                              Average                Average
                                    Average    Yield/     Average     Yield/
                                    Balance     Rate      Balance      Rate
                                            (Dollars in Thousands)
Interest-Earning Assets:
  Loans Receivable                 $105,445     9.71%     $ 89,836     9.79%
  Mortgage-Backed Securities         56,578     6.28        53,210     6.28
  Investments                         9,635     6.56         5,062     7.00
    Total Interest-Earning
      Assets                        171,658     8.41       148,108     8.44

Interest-Bearing Liabilities:
  Deposits                          155,969     4.71       129,434     4.96
  Borrowings                          5,650     5.82         6,800     7.12
    Total Interest-Bearing
      Liabilities                   161,619     4.75       136,234     5.07

Average Dollar Difference
 Between Interest-Earning
 Assets and Interest-Bearing
 Liabilities                       $ 10,039               $ 11,874

Interest Rate Spread                            3.66%                  3.37%

Interest Margin                                 3.94%                  3.78%


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

                                         For the Nine Months Ended
                                             September 30, 1996
                                                   Versus
                                             September 30, 1995
                                           (Dollars in Thousands)
                                                         Rate/
                                  Volume       Rate      Volume        Net
Interest Income:
  Loans Receivable                $1,146      ($ 53)      ($ 9)      $1,084
  Mortgage-Backed Securities         159      (   1)         0          158
  Investments                        240      (  17)      ( 15)         208
    Total Interest Income          1,545      (  71)      ( 24)       1,450

Interest Expense:
  Deposits                           987      ( 241)      ( 49)         697
  Borrowings                     (    61)     (  66)        11      (   116)
    Total Interest Expense           926      ( 307)      ( 38)         581

Net Interest Income               $  619       $236        $14       $  869


    The Bancorp recorded net income of $520,000 for the nine months ended September 30, 1996, compared to $1.0 million for the nine months ended September 30, 1995, a decrease of $480,000. Included in the net income for the nine months ended September 30, 1996 is an after tax charge of $583,000 which represents the Federal Deposit Insurance Corporation's ("FDIC") special assessment to capitalize the Savings Associations Insurance Fund ("SAIF"). Primary earnings per share were $0.32 and $0.63 for the nine months ended September 30, 1996 and 1995, respectively. Weighted average shares of common stock outstanding were 1,602,638 and 1,582,364 for the same periods in 1996 and 1995, respectively. As explained in footnote 6, in order to provide consistency, the weighted average number of common shares outstanding for current and prior periods have been adjusted to give effect to a stock split in February, 1995, a 10% stock dividend in July, 1995 and a 10% stock dividend in July, 1996.

    For the three months ended September 30, 1996, the Bancorp recorded a net loss of $225,000 as compared to net income of $340,000 for the three months ended September 30, 1995. The net loss for the three months ended September 30, 1996 includes an after tax charge of $583,000 which represents the FDIC's special assessment to capitalize the SAIF. Primary earnings per share were ($0.14) and $0.21 for the three months ended September 30, 1996 and 1995, respectively. Weighted average shares of common stock outstanding were 1,628,291 for the three months ended September 30, 1996 and 1,603,877 for the three months ended September 30, 1995.

    Net interest income before provision for loan losses for the nine months ended September 30, 1996 was $5,066,000, an increase of $869,000, or 20.7%, from $4,197,000 for the nine months ended September 30, 1995. The increase resulted primarily from a growth in average interest-earning assets and an increase in interest margin. Total interest-earning assets in the nine months ended September 30, 1996 averaged $171.7 million as compared to $148.1 million for the same period in 1995. For the nine months ended September 30, 1996, the interest rate spread was 3.66%, an increase of 29 basis points from 3.37% for the nine months ended September 30, 1995. The yield on interest-earning assets decreased by 3 basis points from 8.44% for the nine months ended September 30, 1995 to 8.41% for the nine months ended September 30, 1996. The cost of interest bearing liabilities decreased by 32 basis points to 4.75% for the nine months ended September 30, 1996 from 5.07% for the nine months ended September 30, 1995.

    For the three months ended September 30, 1996, net interest income before provision for loan losses was $1,729,000 an increase of $228,000, or 15.2%, from $1,501,000 for the three months ended September 30, 1995. This increase resulted primarily from a growth in average interest-earning assets. Total interest-earning assets in the three months ended September 30, 1996 averaged $179.6 million as compared to $152.7 million in the three months ended September 30, 1995. The interest rate spread was 3.60% for the three months ended September 30, 1996 an increase of 6 basis points from 3.54% for the three months ended September 30, 1995.

    Total interest income increased by $1,450,000, or 15.5%, to $10,821,000 for the nine months ended September 30, 1996 from $9,371,000 for the nine months ended September 30, 1995. This increase was primarily due to the increase of $15.6 million in average loans receivable to $105.4 million for the nine months ended September 30, 1996 from $89.8 million for the nine months ended September 30, 1995. The yield on average loans receivable for the nine months ended September 30, 1996 was 9.71% a decrease of 8 basis points from 9.79% for the nine months ended September 30, 1995. Mortgage-backed securities averaged $56.6 million for the nine months ended September 30, 1996, an increase of $3.4 million from $53.2 million for the nine months ended September 30, 1995. The related yield was 6.28% unchanged from the nine months ended September 30, 1995.

    Total interest expense increased by $580,000, or 11.2%, to $5,755,000 for the nine months ended September 30, 1996 from $5,175,000 for the nine months ended September 30, 1995. Customer deposits averaged $156.0 million for the nine months ended September 30, 1996, up $26.6 million from $129.4 million for the nine months ended September 30, 1995. However, the average effective rate paid on deposits decreased by 25 basis points to 4.71% in the 1996 period from 4.96% in the 1995 period. FHLB of Atlanta advances averaged $5.7 million for the nine months ended September 30, 1996, a decrease of $1.1 million from $6.8 million for the nine months ended September 30, 1995. The average effective rate paid on FHLB of Atlanta advances decreased to 5.82% for the nine months ended September 30, 1996 from 7.12% for the same period in 1995.

    The provision for loan losses for the nine months ended September 30, 1996 was $510,000, as compared to $110,000 for the nine months ended September 30, 1995. In recognition of any nonperforming loans and the inherent risk in lending, the Bancorp has established a provision for loan losses. The provision for loan losses is a reserve of funds established to absorb the inherent risk in lending, after evaluating the loan portfolio, considering current economic conditions, changes in the nature and volume of lending and past loan loss experience. During the nine months ended September 30, 1996, the Bancorp's volume of nonresidential mortgages and commercial loans held in portfolio increased by $8.5 million, or 17.4%. These loans tend to carry a higher risk classification. Consequently, the Bancorp felt it prudent to increase the provision for loan losses. In management's opinion the allowance for loan losses is adequate to absorb potential losses in the current loan portfolio. The allowance for loan losses at September 30, 1996 was $1.4 million or 1.4% of total loans receivable and 84.6% of nonperforming loans and real estate owned.

    Total other income for the nine months ended September 30, 1996 was $826,000 as compared to $687,000 for the nine months ended September 30, 1995, an increase of $139,000. Fee income increased by $197,000 to $603,000 for the nine months ended September 30, 1996 from $406,000 for the nine months ended September 30, 1995. Fee income, consisting primarily of transaction fees on deposit accounts, increased due to increased volume in these types of accounts.

    For the three months ended September 30, 1996, total other income was $287,000 an increase of $26,000 as compared to $261,000 for the three months ended September 30, 1995. Fee income increased by $108,000 to $245,000 for the three months ended September 30, 1996 from $137,000 for the three months ended September 30, 1995 reflecting the higher numbers of checking accounts opened.

    Total operating expense increased by $1,460,000 to $4,605,000 for the nine months ended September 30, 1996 from $3,145,000 for the nine months ended September 30, 1995. Included in total operating expense for the nine months ended September 30, 1996 is $870,000 which represents the FDIC's special assessment to capitalize the SAIF. Employee compensation and benefits increased by $319,000, or 25.2%, reflecting the cost of opening two new branches in April, 1995, opening one new branch in July, 1996, and personnel and organization restructuring during the quarter ended June 30, 1996. Office occupancy increased by $119,000, or 28.0%, and furniture and equipment, which includes data processing costs, increased by $120,000, or 24.4% which principally reflects the cost of opening two the new branches in April, 1995 and one new branch in July, 1996.

    Other expenses decreased by $6,000 to $758,000 for the nine months ended September 30, 1996 from $764,000 for the nine months ended September 30, 1995. This decrease occurred primarily due to a decrease in real estate owned expense from $60,000 for the nine months ended September 30, 1995 to $6,000 for the nine months ended September 30, 1996. Included in other expenses for the nine months ended September 30, 1996 is $90,000 which represents Virginia franchise tax, no franchise tax was paid in the similar period ended September 30, 1995. Subsequent to the conversion to a Virginia commercial bank effective December 1, 1995, the Bancorp's subsidiary bank became subject to the Virginia franchise tax instead of the Virginia income tax.

    For the three months ended September 30, 1996, total operating expense increased by $994,000 to $2,161,000 from $1,167,000 for the three months ended September 30, 1995. The cost of deposit insurance increased by $880,000 to $953,000 for the three months ended September 30, 1996 from $73,000 for the three months ended September 30, 1995. This increase reflects the FDIC's special assessment to capitalize the SAIF of $870,000. Employee compensation and benefits increased by $83,000, office occupancy increased by $28,000, and furniture and equipment increased by $56,000. These increases principally reflect the cost of opening two new branches in April, 1995 and one new branch in July, 1996.



Regulatory Capital Requirements

    At September 30, 1996, the Bancorp exceeded all regulatory capital standards, which were as follows:

                      Actual capital     Required Capital     Excess Capital
                                      (Amounts in thousands)
                     Amount     Ratio    Amount     Ratio    Amount     Ratio
  Leverage
   Capital          $15,780     8.40%    $5,638     3.00%    $10,142     5.40%

  Tier I
   Capital          $15,780    14.11%    $4,472     4.00%    $11,308    10.11%

  Tier I and II
   Capital          $17,132    15.32%    $8,944     8.00%    $ 8,188     7.32%


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

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          Exhibits Required
          None.

          Reports on Form 8-K
               No reports on Form 8-K were filed during the three months ended September 30, 1996.

SOUTHERN FINANCIAL BANCORP, INC.



Part III. SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              SOUTHERN FINANCIAL BANCORP, INC.
                                       (Registrant)



Date     11/13/96                       By: /s/Georgia S. Derrico
                                            Georgia S. Derrico
                                            Chairman and
                                            Chief Executive Officer
                                            (Duly Authorized Representative)



Date     11/13/96                       By: /s/Manfred Liebsch
                                            Manfred Liebsch
                                            Controller
                                            Principal Accounting Officer
                                            (Duly Authorized Representative)