Form 10-K
period 1996-12-31
SOUTHERN FINANCIAL BANCORP INC /VA/
filed 1997-03-28
CIK 914789

U.S. Securities and Exchange Commission
                            Washington, D.C.  20549


                                    FORM 10-K

        [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                      	OR

        [   ]  Transition Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934
	              For the transition period from                to



         	For the year ended:	                 Commission File No.:
	         December 31, 1996                          0-22836


              	        SOUTHERN FINANCIAL BANCORP, INC.
	          (Exact name of registrant as specified in its charter)

                   Virginia               	      54-1779978
        (State or other jurisdiction         (I.R.S. Employer or
        of incorporation or organization)    Identification Number)

       37 East Main Street, Warrenton, Virginia             20186
       (Address of principal executive office)	          (Zip Code)

           	                    (540) 349-3900
           (Registrant's telephone number, including area code)

    Securities Registered Pursuant to Section 12(b) of the Act:  None

       Securities Registered Pursuant to Section 12 (g) of the Act:

              	Common Stock, par value $0.01 per share
	                          (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                      Yes   X                      	No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not considered herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form
10-K or any amendment to this Form 10-K.  [   ]

The aggregate market value of the Common Stock held by non-affiliates of the registrant computed by reference to the last reported bid price of such stock as of February 28, 1997 was $10,971,226 (783,659 shares @
$14 per share). For purposes of this computation, it is assumed that directors, executive officers and persons beneficially owning more than 5% of the Common Stock of the registrant are affiliates. As of February 28, 1997, there were issued and outstanding 1,564,248 shares of the registrant's Common Stock.

             	DOCUMENTS INCORPORATED BY REFERENCE

       I.	Portions of Annual Report to Stockholders for the Year Ended
          December 31, 1996, incorporated by reference into certain items of Parts I. and II.

       II.	Portions of Proxy Statement for the Annual Meeting of Stockholders
           to be held on April 24, 1997 incorporated by reference into certain items of Part III.

Item 1. Business

General

Southern Financial Bancorp, Inc. ("Southern Financial" or "the
Bank") is a Virginia corporation incorporated as a bank holding company under the Bank Holding Company Act of 1956, as amended. On
December 1, 1995, Southern Financial Bancorp, Inc. acquired all of the outstanding shares of Southern Financial Bank. Southern Financial Bank, formerly Southern Financial Federal Savings Bank, converted from a savings bank to a state chartered commercial bank effective December 1, 1995.

Headquartered in Warrenton, Virginia, Southern Financial serves the retail and commercial financial market as a savings and mortgage loan specialist from ten full service offices located in Warrenton, Herndon, Middleburg, Winchester, Leesburg, Fairfax and Woodbridge, Virginia.
 Southern Financial's defined market area forms a semi-circle to the west of the Metropolitan Washington, D.C. area roughly centered on Warrenton. The counties included in the defined market area where Southern Financial currently operates branches include: Loudoun (Middleburg and Leesburg branches), Fauquier (Warrenton branches), Fairfax (Herndon and Fairfax branches), Frederick county (Winchester branches) and Prince William (Woodbridge branch). Other counties in the defined market area include: Spotsylvania, Culpepper, Rappahanock, Clarke and the three counties in the West Virginia panhandle.

The inner ring of the semi-circle which comprises Southern
Financial's market area is the bedroom community for the close in greater Metropolitan Washington commercial centers which have grown up in Northern Virginia in the past 30 years. As the economy of the Metropolitan Washington area has diversified away from its concentration in government and government-related employment, the Dulles Corridor has developed into a major center for communication and high-tech activities. In the process, Reston, Herndon, Tysons Corner and Fairfax have become important employment centers in their own right much as Stamford and White Plains have done outside Manhattan. As a consequence, the commutable radius has pushed west out to Loudoun and Fauquier Counties and south and southwest to Stafford, Spotsylvania and Prince William Counties. Residential real estate is much more affordable for comparable quality housing in Leesburg, Middleburg, Warrenton and Manassas and other suburban communities than in close-in suburbs. The branch locations in these areas uniquely situate Southern Financial to take advantage of this growth in these western and southwestern sectors.

The principal business of Southern Financial is the taking of deposits from the general public through its home and branch offices and using these deposits and other borrowed funds for the origination of adjustable rate and, to a lesser extent, fixed rate first and second mortgage loans for the purpose of constructing, financing, or refinancing one- to four-family, owner-occupied residential real estate in northern Virginia and the surrounding Washington, D.C. suburbs. Additionally, the Bank is involved in commercial lending in conjunction with the Small Business Administration ("SBA") 504 and 7(a) loan programs. The Bank also invests funds in mortgage-backed securities, callable securities issued by Agencies of the Federal Government, and preferred stock of the Federal
Home Loan Mortgage Corp.

The principal sources of funds for the Bank's lending activities are deposits, amortization and repayment of loans, proceeds from the sales of loans, prepayments from mortgage-backed securities, repayments of maturing callable agency securities, FHLB advances and other borrowed money.

Principal sources of revenue are interest and fees on real estate mortgage loans and mortgage-backed securities and gains from the sale of mortgage loans, as well as fee income derived from the maintenance of deposit accounts. The Bank's principal expenses include interest paid on deposits and advances from the FHLB and other borrowings, and operating expenses.


Mortgage-backed Securities

The Bank invests in mortgage-backed securities ("MBS") that are insured or guaranteed by Federal Home Loan Mortgage Corporation
("FHLMC"), Government National Mortgage Association ("GNMA") and
Federal National Mortgage Association ("FNMA"). To a lesser extent, the Bank also invests in collateralized mortgage obligations. At
December 31, 1996, the portfolio consisted of $63.2 million in securities classified as held-to-maturity and $0.9 million classified as available-for-sale. Typically, the Bank invests the proceeds from the sale of its fixed rate mortgages in 30-year adjustable rate mortgage-backed securities.
This helps control Southern Financial's exposure to rising interest rates.
 These mortgage-backed securities are all placed in the held-to-maturity category. In addition, from time to time the Bank may elect to purchase fixed rate mortgage-backed securities when the yield spread between fixed rate and adjustable rate securities substantially favors the former, and the risk of substantial rises in interest rates is acceptably low. Approximately 86.6% of the MBS held-to-maturity adjust annually or more often. The remainder have fixed rates of interest and original maturities of 15 years. At December 31, 1996, the weighted average interest rate was 7.04% for securities held-to-maturity and 7.50% for securities available-for-sale.
The contractual maturities of all mortgage-backed securities exceeded ten years; however the actual average life could be shorter due to prepayments of the underlying collateral. For further information as to the composition of the portfolio, see footnote 3 to the Financial Statements in Southern Financial's December 31, 1996 Annual Report.


LENDING


Lending Activities

The principal lending activity of Southern Financial is the origination of conventional and government fixed and adjustable rate real estate loans to enable borrowers to purchase or refinance one-to four-family owner-occupied residential property. In addition, Southern Financial makes owner-occupied residential construction loans secured by first liens on the properties to which they relate. The Bank also makes loans on commercial real estate primarily through various lending programs of the U.S. Small Business Administration program.
Approximately 87.5% of the Bank's total loan portfolio, or $94.7 million, consisted of loans secured by real estate. To a lesser extent, Southern Financial also makes commercial business and secured and unsecured consumer loans. Recently, Southern Financial became a certified SBA lender.

Southern Financial makes fixed and adjustable rate, first mortgage loans with terms from three to 30 years. It offers second mortgages in conjunction with its own first mortgages or those of other lenders. These second mortgages typically have terms of five to 15 years and have rates
2% to 3% above the prevailing rate for fixed rate and adjustable rate first mortgages at the time of origination. Southern Financial makes construction loans and permanent loans on individual single family residences and on other residential properties up to $2.0 million. Construction loans generally have interest rates of prime plus one to one and a half percent and fees of one to three points, loan-to-value ratios of 80% or less based on current appraisals and terms of generally nine months or less. In the case of conventional loans, Southern Financial typically lends up to 80% of the appraised value of single-family residences. Although it has lent up to 90% of appraised value, Southern Financial requires private mortgage insurance for such loans.

At December 31, 1996, Southern Financial's total loan portfolio, before net items, was $110.2 million. Approximately 85.6% of these loans, or $92.7 million, had adjustable rates of interest. Approximately 32.4% of the total outstanding loans consisted of loans secured by permanent first mortgages on one-to-four family residential property. Southern Financial sells virtually all of its newly originated, fixed rate residential mortgage loans in the secondary market.

Residential Lending.

Southern Financial originates, for its portfolio and for sale in the secondary market, both fixed and adjustable rate mortgage loans.
Southern Financial sells mainly fixed rate mortgages in the secondary market and adjustable rate mortgages that do not meet Southern
Financial's portfolio criteria. Residential mortgage loans are secured by single-family homes. At December 31, 1996, loans secured by residential property, both permanent and construction, totaled $40.6 million, which represented, before net items, approximately 36.9% of Southern
Financial's real estate loan portfolio.

Southern Financial principally originates residential real estate loans through internal loan production personnel, some of whom work on a commission basis. Once a borrower has applied for a loan, the complete loan application package is reviewed by Southern Financial's salaried loan processors. As part of the loan review process, qualified independent appraisers inspect and appraise the property which would secure the loan.
 In addition, information concerning income, financial condition, employment and credit history of the borrower is reviewed and analyzed.
 Loan applications are then evaluated at various levels of authority, depending upon the amount and type of the loan. Mortgage loans exceeding $250,000, unsecured consumer loans exceeding $100,000, secured consumer loans exceeding $150,000 and commercial business loans exceeding $150,000 all must be approved by Southern Financial's Credit Committee. Loans of lesser amounts may be approved by Chairman and Chief Executive Officer Georgia S. Derrico.

Income from residential lending activity includes loan origination fees or points, underwriting fees, gain (or loss) from the sale of mortgage loans and, to a lesser extent, loan servicing income. Earnings from this activity depend on Southern Financial's ability to originate, profitably sell and service mortgage loans. Ability to originate increasing volumes of mortgage loans in the future in order to generate fee income will be dependent on both competitive and economic factors. In particular, higher interest rates tend to result in lower mortgage activity and, hence, lower income.

Southern Financial also offers residential construction mortgage loans in connection with permanent mortgage loans. These loans generally provide for interest-only payments during the construction period and may subsequently convert to a permanent mortgage loan. Depending on the interest rate environment, the rates can be fixed or adjustable; however, the term of these loans is usually no longer than nine months. With respect to residential construction loans, independent appraisers inspect the property periodically and prior to authorizing scheduled disbursements. The application process is the same as that required for permanent residential mortgage loans. Residential real estate construction loans comprised approximately 5.1% of Southern Financial's loan portfolio at December 31, 1996.


As described below, Southern Financial currently offers several types of residential loans.

Adjustable Rate Mortgage Loans ("ARMs").   Southern Financial
currently offers ARMs with interest rate adjustments occurring at one-, three- and five-year intervals. The ARMs have a 30-year amortization period and provide for adjustment to the interest rate based upon one-year, three-year and five-year U.S. Treasury Notes adjusted to constant maturity, plus a margin which is determined at the time of application and remains constant for the life of the loan. The margin for conforming residential loans is generally 2.75%. For other types of loans, including non-conforming residential loans and commercial loans, the margin may range from 3.0% to 4.0% following market practices. Interest rate increases are generally limited to a maximum of 2% per year and a maximum of 5% or 6% over the life of the loan. The Bank structures all of its residential loans to the standards of the secondary market and classifies new loans to be held in the Bank's portfolio or to be held for sale. By originating loans to the standards of the secondary market, the uniformity and quality of the loan portfolio is enhanced.

In certain cases interest rates charged by Southern Financial during the first year of an ARM may not reflect the full margin which will be charged in later years. The practice of offering an initial rate below the fully indexed market rate is commonly referred to as offering a "teaser rate." The amount of the original discount from the fully indexed rate, if a significant discount is employed, can have a dramatic impact on the actual rate of the loan over the loan's contractual term. Most adjustable rate mortgages have periodic and lifetime caps, and in many cases the lifetime caps are a certain amount above the initial loan rate. To the extent that the loan rate is discounted from the current market rate, the lifetime cap is also impacted by the same amount of the discount.
Southern Financial, while at times employing an initial discount to the fully indexed rate to remain competitive with other mortgage lenders in the Bank's market, does not believe that the amount of discount employed is significant enough to have a material impact on the overall profitability of the loan. To ensure that the borrower has the capacity to repay the loan, all adjustable rate mortgage loans are underwritten at the time of origination based upon the fully indexed interest rate. In no cases are adjustable mortgage loans originated where the scheduled payment is insufficient to meet the borrowers interest due which would result in a negative amortization of the loan. In short, Southern Financial's policy is not to offer "teaser rates" which involve negative amortization.

Despite the benefits of ARMs to Southern Financial's asset/liability management program, they do pose potential additional risks, primarily because as interest rates rise, the underlying payments by the borrower rise, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates.

Fixed Rate Loans. Southern Financial also originates fixed rate mortgage loans for sale in the secondary market and, to a limited extent, for its portfolio. Southern Financial's fixed rate loans have terms ranging from 3 to 30 years, with monthly payments which fully amortize the principal and interest over the life of the loan or over 30 years with balloon payments maturing in less than 30 years. Virtually all 30-year fixed rate residential mortgages originated during recent fiscal years were sold in the secondary market.


Commercial Real Estate Lending.

A large majority of Southern Financial's commercial real estate lending is done in conjunction with the SBA 504 loan program. The SBA
504 Loan Program is an economic development program of the U.S.
Small Business Administration. The Small Business Administration, in cooperation with banks and other lending institutions, finances the expansion of small businesses. Costs can include purchase of land and building, renovation, new construction, soft costs such as interim interest, points on construction financing, professional fees (architect, engineer, etc.), and machinery and equipment with a 10-year minimum useful life.
 The minimum SBA 504 Loan amount is $50,000, and the maximum is $750,000. Once the loan is approved at the Small Business
Administration, an "Authorization and Debenture Guarantee" is issued.
 Signed by the small business and the Small Business Administration, it provides authorization to lend to the small business under the terms and conditions listed and constitutes a take-out commitment to the interim lender (usually the same as the permanent lender). Once a project is finished, two separate permanent loans are in place. One is the bank's first trust loan, which is a conventional loan at market rates with a minimum call of 10 years for real estate, and a 7-year call for machinery and equipment. In addition, there is a second trust SBA 504 loan which has a fixed rate of interest. The term of this second loan is 20 years for real estate and 10 years for machinery and equipment. Those businesses that qualify for the SBA 504 loan program must, in turn, create jobs as a result of the expansion.


The Bank has participated in the SBA 504 loan program since late
1991. The credit structure of the 504 program offers borrowers access to 90% financing of the entire project. Of the 90%, 50% is provided by the financial institution (the first trust mentioned above), and 40% is provided by the certified development company (the 504 representative) with a second trust; the remaining 10% of the funds for the project is provided by the borrower. Southern Financial approved SBA 504 loans of approximately $18.3 million in the year ended December 31, 1996, $12.4 million in the six months ended December 31, 1995 and $25 million in the fiscal year ending June 30, 1995. Southern Financial is also an approved lender for Section 7(a) Small Business Administration loans. In addition to financing fixed assets, this program can also be used to finance working capital, inventory purchase and equipment. In the year ended December 31, 1996, the six months ended December 31, 1995 and the fiscal year ended June 30, 1995, Southern Financial originated approximately $4.3 million, $1.3 million and $1 million, respectively, in
Section 7(a) loans.

Consumer and Commercial Business Lending.

Southern Financial offers various types of secured and unsecured consumer and commercial business loans. In general, these loans involve somewhat more credit risk than do residential mortgage loans and, therefore, usually yield a higher return to Southern Financial. There is increased credit risk for consumer and commercial loans due to the type of collateral securing these loans. The increased risk also derives from the expectation that commercial loans generally will be serviced principally from the business operations conducted, and such operations may not be successful and, hence, may lead to default on the loan. Historical trends have shown these types of loans to have higher delinquencies than residential loans. The residential loan, as a collateral loan, is a stable asset. Additionally, since the collateral is typically a principal residence, the borrower traditionally makes a conscious effort to assure payments are made on the loan. At December 31, 1996, Southern Financial had $15.5 million of consumer and commercial business loans which represent 14.3% of Southern Financial's total loans receivable.

Income From Lending Activities.

Southern Financial realizes interest and loan fee income from its lending activities. In addition to loan origination fees (or points) and commitment fees for making commitments to originate single-family residential loans, Southern Financial receives late charges relating to loans which it services. Interest on loans and mortgage-backed securities, gains on sale of loans, loan fees and service charges together comprised substantially all of Southern Financial's total revenues for year ended December 31, 1996.

Typically, Southern Financial charges up to a maximum of 4.0% loan origination fees (or points) on residential mortgage loans. In accordance with Statement of Financial Accounting Standard No. 91, "Accounting for Non-Refundable Fees and Costs Associated with
Originating or Acquiring Loans and Initial Direct Costs of Leases"
("SFAS 91"), loan origination fees and direct loan origination costs are deferred and amortized as an adjustment to loan yield over the contractual life of the loan. Deferred loan fees and costs are classified as part of the loan balances to which they relate on the balance sheets.

Income from loan origination and commitment fees and other fees are sources of income which vary with the volume and type of loans and commitments made and purchased and with competitive and economic conditions.


Loan Portfolio Composition

The following table sets forth the composition of Southern
Financial's loan portfolio during the periods indicated.

Loans by Security

                      December 31, 1996  December 31, 1995    June 30, 1995
                       Amount   Percent   Amount  Percent    Amount   Percent
                                        (amounts in thousands)
Mortgages
 Residential          $35,033   32.35%   $37,583   36.05%    $40,123   43.57%
 Nonresidential        46,549   42.99%    36,742   35.24%     29,216   31.73%
  Construction
  Residential           5,616    5.19%     8,516    8.17%      8,460    9.19%
   Nonresidential       7,510    6.94%    11,028   10.58%      5,941    6.45%
    Total Real Estate  94,708   87.47%    93,869   90.04%     83,740   90.94%

Other Loans
 Consumer
  Loans on Deposits       621    0.57%      561     0.54%        344    0.37%
  Auto                  1,113    1.03%      993     0.95%        991    1.08%
  Other                 1,560    1.44%    1,207     1.16%        868    0.94%
   Total Consumer       3,294    3.04%    2,761     2.65%      2,203    2.39%
 Business              12,198   11.26%    9,265     8.89%      7,636    8.29%
    Total Other        15,492   14.30%   12,026    11.54%      9,839   10.68%

Gross Loans           110,200  101.77%  105,895   101.58%     93,579  101.62%

Less:
 Deferred Fees            412    0.38%      454     0.44%        442    0.47%
 Allowance/Loan Losses  1,501    1.39%    1,190     1.14%      1,057    1.15%

Tot Lns Receiv, Net  $108,287  100.00% $104,251   100.00%    $92,080  100.00%




Loans by Type

                           December 31, 1996  December 31, 1995  June 30, 1995
                            Amount  Percent   Amount  Percent   Amount Percent
                                           (amounts in thousands)
Fixed Rate Loans
 Mortgages
  Residential              $10,354    9.56%   $9,347    8.97%  $10,203  11.08%
  Nonresidential             2,741    2.53%    1,289    1.24%      980   1.06%
  Construction
   Residential                   0    0.00%       74    0.07%       19   0.02%
   Nonresidential                0    0.00%        0    0.00%      149   0.16%
    Total Mortgages         13,095   12.09%   10,710   10.28%   11,351  12.32%
 Nonmortgages
  Consumer                   2,310    2.13%    2,596    2.49%    2,065   2.24%
  Business                   2,101    1.94%    5,505    5.28%    2,166   2.35%
    Total Fixed Rate Loans  17,506   16.17%   18,811   18.05%   15,582  16.91%

Adjustable Rate Loans
 Mortgages
  Residential               24,679   22.79%   28,236   27.08%   29,920  32.49%
  Nonresidential            43,808   40.46%   35,453   34.01%   28,236  30.66%
  Construction
   Residential               5,616    5.19%    8,442    8.10%    8,441   9.17%
   Nonresidential            7,510    6.94%   11,028   10.58%    5,792   6.29%
    Total Mortgages         81,613   75.37%   83,159   79.77%   72,389  78.61%
 Nonmortgages
  Consumer                    984    0.91%       165    0.16%    	 138   0.15%
  Business                 10,097    9.32%     3,760    3.61%    5,470   5.94%
   Tot Adj Rate Loans      92,694   85.60%    87,084   83.54%   77,997  84.70%

Gross Loans               110,200  101.77%   105,895  101.59%   93,579 101.61%

Less:
 Deferred Fees                412    0.38%       454    0.44%      442   0.48%
 Allowance Loan Losses      1,501    1.39%     1,190    1.15%    1,057   1.13%

Total Loans Receiv, Net  $108,287  100.00%  $104,251  100.00%  $92,080 100.00%



Contractual Repayments

The following table sets forth the contractual principal repayments of the total loan portfolio of Southern Financial as of December 31, 1996 by categories of loans. Adjustable and floating rate loans are included in the period in which such loans are contractually due. Contractual principal repayments of loans do not necessarily reflect the actual term of Southern Financial's loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan payoffs and prepayments. The total loans at December 31, 1996 are before net items.


                                                Principal Repayments
                                                    Contractually
                                Principal       Due in Years Ending
                                 Balance               1998-     2002 and
                                12/31/96     1997      2001     Thereafter
                                            (in thousands)

Real Estate Mortgage Loans       $81,582    $7,116    $4,639    $69,827
Real Estate Construction Loans    13,126    13,126         0          0
Business & Consumer Loans         15,492     8,548     4,635      2,309

        Total                   $110,200   $28,790    $9,274    $72,136

The following table sets forth the dollar amount of all loans before net items, due after one year from December 31, 1996, which have predetermined interest rates and have floating or adjustable interest rates.

                                   Fixed     Adjustable
                                     (in thousands)

Real Estate Mortgage Loans       $10,633      $59,581
Business and Consumer Loans        3,897        3,053

         Total                   $14,530      $62,634


Originations, Sales and Repayments of Loans

The following table shows the loan origination, sales and repayment activities of Southern Financial for the periods indicated, excluding loan fees, premiums, discounts, and amortization.


                                                    Six Months
                                       Year Ended      Ended      Year Ended
                                       December 31,  December 31,   June 30,
                                          1996         1995          1995
                                                  (in thousands)
Originations by Type:
   Residential Real Estate              $26,618       $13,917       $30,634
   Nonresidential Real Estate            29,573        16,104        41,449
   Consumer                               2,156         1,094         1,993
   Business                               6,632         3,521         8,711

      Total Loans Originated             64,979        34,636        82,787

Purchase of Real Estate Loans                 0             0         3,943
Sales of Real Estate Loans               10,232         4,328        20,145
Principal Repayments                     50,442        17,316        41,020

     Total Increase in Gross Loan       $ 4,305       $12,992       $25,565

Loan Underwriting Policies

Because future loan losses are so closely intertwined with its associated underwriting policy, Southern Financial has instituted what it believes is a stringent loan underwriting policy. Its underwriting guidelines are tailored for particular credit types, including lines of credit, revolving credit facilities, demand loans, term loans, equipment loans, real estate loans, SBA loans, stand-by letters of credits and unsecured loans.

More specifically, it is Southern Financial's policy to encourage all loan applicants for sound and lawful purposes, regardless of race, religion or creed. Extensions of credit will be made if the criteria of creditworthiness, likelihood of repayment and proximity to market areas served indicate that such extensions of credit will provide acceptable profitability to Southern Financial.

Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. All property valuations are performed by independent outside appraisers who are approved annually by Southern Financial's
Board of Directors.

It is Southern Financial's policy to retain a mortgage creating a valid lien on real estate and to obtain a title insurance policy that insures the property is free of encumbrances. Also required from the borrower are hazard and flood insurance where the property is in a flood plain as designated by the Department of Housing and Urban Development. Most borrowers are also required to advance funds on a monthly basis from which Southern Financial makes disbursements for items such as real estate taxes, private mortgage insurance (required when the loan to value ratio exceeds 80%) and hazard insurance.

Under the Financial Institutions Reform, Recovery, and
Enforcement Act of 1989 ("FIRREA"), the aggregate amount of loans that Southern Financial may make to one borrower is limited to 15% of Southern Financial's unimpaired capital and surplus. The maximum amount of loans which Southern Financial could have made to one borrower as of December 31, 1996 was approximately $2.4 million based on 15% of its unimpaired capital and surplus. As of December 31, 1996, the largest aggregate amount of such loans by Southern Financial to any one borrower was $2.3 million.

All commercial loans must be approved by the Chief Executive
Officer and one other authorized officer prior to disbursement of funds.
 In cases where the loan amount exceeds $250,000 as to real estate or $150,000 on other loans, the commercial loan must be approved by the Credit Committee and further reported to the full Board of Directors.
The information regarding the loan and its borrower must include financial statements (audited in all credit applications of $500,000 or more). Supporting financial data must be verified by bank references, trade credit checks and similar procedures. In addition, all commercial loan files are reviewed on an annual basis to ensure both the quality and timeliness of the information contained.

Interest rates charged by Southern Financial are affected primarily by competitive market factors. These factors include general economic conditions, monetary policies of the Federal Reserve Bank, legislative tax policies and government budgetary matters.

The Credit Committee, which consists of two outside members of the Board of Directors and the Chief Executive Officer, is responsible for the qualitative review of the loan portfolio, for approving all loans exceeding lending officers' authorities ($250,000 on real estate loans and $150,000 on other loans) and for assuring compliance with all of the Board's policies and procedures as well as all applicable state and federal laws, rules and regulations. All loans approved by the Credit Committee are reported to the full Board of Directors at its next regularly scheduled meeting.

Individual lending authorities are determined by the Chief Executive Officer based on the individual's technical ability and must be agreed to by the Credit Committee. All authorities are reviewed at least annually by the full Board of Directors.

When a borrower fails to make a required payment, Southern
Financial attempts to cause the deficiency to be cured by contacting the borrower. After 17 days, a reminder notice is sent indicating that a late charge has been levied. After 30 days delinquency, the borrower is contacted by phone and responses are documented. After 90 days, if the loan has not been brought current or an acceptable arrangement is not worked out with the borrower, Southern Financial will institute measures to remedy the default, including commencing foreclosure action with respect to mortgage loans and repossessions of collateral in the case of consumer loans.

If foreclosure is effected, the property is sold at a public auction in which Southern Financial may participate as a bidder. If Southern
Financial is the successful bidder, the acquired real estate property is then included in its real estate owned account until it is sold. Such assets are carried at the lower of cost or fair value net of estimated selling costs. To the extent there is a decline in value, that amount is charged to operating expense.


Past Due Nonperforming Loans and Investment in Real Estate

The following table sets forth information regarding past due nonperforming loans and investment in real estate held by Southern Financial at the dates indicated.

                                            Dec. 31   Dec. 31   June 30,
                                              1996     1995      1995
                                              (amounts in thousands)

Accruing Loans 90 Days or More Delinquent
   Residential Real Estate                  $    0      $878      $607
   Nonresidential Real Estate                   28         0       196
   Business & Consumer                           0         3         2

        Total                                   28       881       805

Nonperforming Loans
   Residential Real Estate                     321       541         0
   Nonresidential Real Estate                1,257         0         0
   Business                                     49         0        39
   Consumer                                      7        50        15

      Subtotal                               1,634       591        54

Real Estate Owned
   Residential                                 340       357       387

Total Nonperforming Assets                  $1,974      $948      $441

Total Nonperforming Assets to Total Assets    1.03%     0.58%     0.28%

At December 31, 1996, Southern Financial owned one property for
$340,023 secured by residential real estate.

In general, loans are placed on non-accrual status when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. At December 31, 1996 Southern Financial had approximately $1.9 million in non-performing loans which consisted of six mortgage loans and two nonmortgage loans. Five of the mortgage loans were secured by residential real estate, and one was secured by commercial real estate. One non-mortgage loan for $49,000 was a business loan which was 80% guaranteed by the Small Business Administration. As of December 31, 1996, there was only one loan in the amount of $28,000 which was delinquent 90 days or more and still on accrual status, and as of February 28, 1997 this loan was current. This compares to December 31, 1995 when there were seven loans with a total balance of $881,000 which were delinquent 90 days or more and still on accrual status.

If the nonperforming loans at December 31, 1996 had been current in accordance with their terms, for the year ended December 31, 1996 (or from the date of origination if originated during such period), the total interest income on such loans for such period would have been $220,461.

Southern Financial's loss and delinquency experience on its residential real estate loan portfolio has been limited by a number of factors, including Southern Financial's underwriting standards. Whether Southern Financial's loss and delinquency experience will increase significantly depends upon the value of the real estate securing its loans, economic factors such as an increase in unemployment as well as the overall economy of the region. As a result of economic conditions and other factors beyond its control, Southern Financial's future loss and delinquency experience cannot be accurately predicted. However, management has provided an allowance for loan losses which it believes will be adequate to absorb future losses.

Allowance for Loan Losses

The total allowance for loan losses amounted to $1.5 million at December 31, 1996, as compared to $1.2 million and $1.1 million at December 31, 1995 and June 30, 1995 respectively. Management evaluates the adequacy of the allowance at least quarterly. As a result of that process, loans are categorized as to doubtful, substandard and/or special mention. Each quarter the Board of Directors considers a review of the loans in Southern Financial's portfolio and conducts a periodic evaluation of the credit quality and reviews the adequacy of the loan loss provision, recommending changes as may from time to time be required.
 In establishing the appropriate classification for specific assets, management takes into account, among other factors, the estimated value of the underlying collateral, the borrower's ability to repay, the borrower's payment history and the current delinquent status. The remaining loan portfolio is evaluated for potential loss exposure by examining the growth and composition of the portfolio, previous loss experience, current delinquency levels, industry concentration and the general economic condition.

The allowance for loan losses represents management's estimate of an amount adequate to provide for potential losses inherent in the loan portfolio, including certain large commercial credits in the normal course of business. However, there are additional risks of future losses that cannot be quantified precisely or attributed to particular loans or classes of loans. Because those risks include general economic trends as well as conditions affecting individual borrowers, management's judgement of the allowance necessary is approximate. The allowance is also subject to regulatory examinations and determination as to the adequacy of the allowance in comparison to peer institutions identified by the regulatory agencies. The allowance for loan losses as a percent of loans outstanding was 1.39% at December 31, 1996, as compared to 1.14% at December
31, 1995.

The following table summarizes activity in Southern Financial's allowance for loan losses during the periods indicated.


                                                 Six Months
                                 Year Ended        Ended      Year Ended
                                 December 31,   December 31,    June 30,
                                     1996          1995          1995
                                              (in thousands)

Allowance at Beginning of Period    $1,190        $1,057        $1,008
Provision for Losses Charged to        695           150            60
Charge-offs
   Residential Real Estate              (8)            0             0
   Nonresidential Real Estate         (300)            0             0
   Business Loans                      (38)          (16)            0
   Consumer Loans                      (43)           (1)          (11)

      Total Charge-offs               (389)          (17)          (11)

Recoveries                               5             0             0

      Net Charge-offs                 (384)          (17)          (11)

Allowance at End of Period          $1,501        $1,190        $1,057

Loans at End of Period            $108,287      $104,251       $92,080

Ratio of Allowance to Loans          1.39%         1.14%         1.15%



The following table summarizes the composition of the Allowance for Loan Losses.


                              At December 31,  At December 31,    At June 30,
                                    1996            1995             1995
                              Amount  Percent   Amount Percent  Amount Percent
                                          (amounts in thousands)

Real Estate Mortgage
   Residential               $  152   10.13%  $  413   34.70%  $   79    7.47%
   Nonresidential               708   47.17%     249   20.92%     188   17.79%
Real Estate Construction
   Residential                   23    1.53%     123   10.34%     254   24.03%
   Nonresidential               131    8.73%     133   11.18%     227   21.48%
Business & Consumer             487   32.45%     272   22.86%     309   29.23%

Total Allow. for Loan Loss   $1,501  100.00%  $1,190  100.00%  $1,057  100.00%


The Bank has allocated the allowance according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within each of the above categories of loans. These figures are based on gross loans. The allocation of the allowances as shown in the table above should not be interpreted as an indication that loan losses in future years will occur in the same proportions or that the allocation indicates future loan loss trends. Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories since the total allowance is a general allowance applicable to the entire portfolio.


Investment Activities

Commercial banks, such as Southern Financial, have authority to invest in various types of liquid assets, including short-term U.S.
Treasury obligations and securities of various federal agencies, certificates of deposit at insured banks, bankers' acceptances, federal funds, commercial paper and corporate debt securities. Investment decisions are made by authorized officers, in conjunction with the Asset/Liability Management Committee of Southern Financial within policies established by the Board of Directors.

The following table sets forth Southern Financial's investment portfolio at carrying value at the dates indicated.


                               December 31,  December 31,   June 30,
                                  1996          1995          1995
                                          (in thousands)

Interest-Earning Deposits       $2,396        $1,796        $2,900
FHLB Stock                         868           950           868
Investments Available-for-Sale   4,205         2,828         1,024
Investments Held-to-Maturity     2,000             0             0

      Total                     $9,469        $5,574        $4,792


At December 31, 1996, interest-earning deposits consisted of overnight deposits with the Federal Home Loan Bank of Atlanta.
Investments classified as available-for-sale consisted of FHLMC preferred stock.


Source of Funds

Deposits. Deposit accounts have been a principal source of Southern Financial's funds for use in lending and for other general business purposes. In addition to deposits, Southern Financial obtains funds from loan repayments, loan sales, cash flows generated from operations and FHLB advances. Borrowings may be used as an alternative source of lower costing funds or to fund the origination of certain assets.

The following table shows the deposit activity for Southern
Financial for the periods indicated.


                                      Six Months
                         Year Ended     Ended      Year Ended
                        December 31,  December 31,   June 30,
                            1996         1995         1995
                                     (in thousands)

Net Deposits             $   15,661   $   3,987    $  33,763
Interest Credited             4,804       2,147        3,355

Net Increase in Deposits $   20,465   $   6,134    $  37,118



The following table sets forth at December 31, 1996 deposit account balances (excluding accrued interest payable) by account type, scheduled maturity and weighted average interest rate.


                                               Percent of    Weighted
                                                Total        Average
Type of Account                       Total     Deposits   Interest Rate
                                 (in thousands)

Checking Accounts                 $   23,424     14.27%       0.65%
Savings Accounts                       3,918      2.38%       2.64%
Money Market Accounts                 17,585     10.70%       3.37%

   Subtotal                           44,927     27.35%       1.89%

Time Deposits Maturing in:
   Year Ended December 31, 1997      101,212     61.61%       5.52%
   Year Ended December 31, 1998       10,791      6.57%       5.88%
   Year Ended December 31, 1999        4,337      2.64%       6.02%
   Thereafter                          3,012      1.83%       6.21%

      Total Time Deposits            119,352     72.65%       5.59%

Total Deposits                    $  164,279    100.00%       4.57%



The following table sets forth the amount of scheduled maturities of time deposits at December 31, 1996.

                                        Year Ended December 31,
                                                            2000 and
                              1997      1998       1999    thereafter    Total
                                              (in thousands)

Rate
4% or less                $    607   $     0     $    0    $    0     $    607
4.01% - 5.00%                4,016       324          0         8        4,348
5.01% - 6.00%               93,582     8,057      2,901     1,789      106,329
6.01% - 7.00%                3,004     2,406      1,412       819        7,641
7.01% and Above                  3         4         24       396          427

 Total Maturities         $101,212    $10,791    $4,337    $3,012     $119,352



The following table shows maturity information of Southern Financial's certificate of deposit accounts with balances of $100,000 or more at December 31, 1996.


                                    Certificates
Maturity Period                      of Deposit
                                   (in thousands)

Three Months or Less                   $17,368
Three Through Twelve Months             13,700
Greater Than One Year                    3,593

    Total                              $34,661


Borrowings.

The following table summarizes the borrowings of Southern
Financial at the dates indicated.

                                December 31,  December 31,    June 30,
                                   1996          1995          1995
                                            (in thousands)

FHLB Advances                    $8,500         $4,000        $3,000

     Total Borrowings            $8,500         $4,000        $3,000


The following table summarizes the average amount and maximum amount of borrowings, as well as average interest rate paid, for the year ended December 31, 1996 and for the year December 31, 1995.


                                                       Six Months
                                      Year Ended          Ended
                                     December 31,       December 31,
                                        1996              1995
                                        (amounts in thousands)


Maximum Month End Balance
   FHLB Advances                      $12,000            $19,000

Average Balance
   FHLB Advances                      $ 6,875             $6,016

Weighted Average Interest Rate
   FHLB Advances                         5.57%             5.85%


For further information about the borrowings of Southern Financial, see footnote 9 to Southern Financial's December 31, 1996 Annual Report.


Competition

Southern Financial experiences substantial competition in attracting and retaining savings deposits and in lending funds. The primary factors in competing for savings are convenient office locations and rates offered.
 Direct competition for savings deposits comes from other commercial banks and thrift institutions. Additional significant competition for savings deposits comes from money market mutual funds and corporate and government securities which may yield more attractive interest rates than insured depository institutions are willing to pay. The primary factors in competing for loans are interest rate and loan origination fees and the range of services offered. Competition for origination of real estate loans normally comes from other commercial banks, thrift institutions, mortgage bankers, mortgage brokers and insurance companies.


Employees

At December 31, 1996, Southern Financial employed 61 full-time equivalent persons. Management considers its relations with its employees to be good. The employees are not covered by a collective bargaining agreement.



EXECUTIVE OFFICERS OF THE REGISTRANT

At December 31, 1996, the executive officers of the Bank who were not also directors were as follows:

Name		                    		Age		     	Position

William H. Lagos	           46     	Senior Vice President

William H. Lagos joined the Bank in 1986 as Vice President.  In
1993 he was promoted to Senior Vice President of Operations.


REGULATION

Set forth below is a brief description of certain laws and regulations which relate to the regulation of Southern Financial. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.


General

Southern Financial is a bank holding company within the meaning of the Bank Holding Company Act of 1956 as amended. As a bank holding company, Southern Financial is supervised by the Board Of
Governors of the Federal Reserve System ("FRB") and is required to file reports with the FRB and provide such additional information as the FRB may require. Southern Financial is also subject to Virginia laws regarding financial institution holding companies administered by the Bureau of Financial Institutions of the State Corporation Commission of Virginia. The Bank is also affected by rules and regulations of the Federal Deposit Insurance Corporation ("FDIC"). Southern Financial is a member of the Federal Reserve System and the FHLB of Atlanta. The various laws and regulations administered by the regulatory agencies affect corporate practices, expansion of business, and provisions of services. Also, monetary and fiscal policies of the United States directly affect bank loans and deposits and thus may affect Southern Financial's earnings. The future impact of these policies and of the continuing regulatory changes in the financial services industry cannot be predicted.

FIRREA

Under the Financial Institutions Reform, Recovery, and
Enforcement Act of 1989 ("FIRREA"), certain independent appraisal requirements are imposed upon a bank's real estate lending activities and further imposes certain loan-to-value restrictions on a bank's real estate lending activities. The bank regulators have promulgated regulations in these areas. Further, under FIRREA the failure to meet capital guidelines could subject a bank to a variety of enforcement remedies available to federal regulatory authorities, including termination of deposit insurance by the FDIC.

FDICIA

The Federal Deposit Insurance Corporation Act of 1991
("FDICIA"), which became law in December, 1991, required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities. In addition, pursuant to FDICIA, each federal banking agency has promulgated regulations, specifying the levels at which a financial institution would be considered "well capitalized", "adequately capitalized", "under capitalized", "significantly under capitalized", or "critically under capitalized", and to take certain mandatory and discretionary supervisory actions based on the capital level of the institution.
Under the FRB's regulations implementing the prompt corrective action provisions, an institution shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10% or more, has a Tier
I risk-based capital ratio of 6% or more, has a leverage capital ratio of 5% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure,
(ii)"adequately capitalized" if it has a total risk-based capital ratio of 8% or more, a Tier I risk-based ratio of 4% or more and a leverage capital ratio of 4% or more (3% under certain circumstances) and does not meet the definition of "well capitalized", (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8%, a Tier I risk-based capital ratio that is less than 4% or a leverage capital ratio that is less than 4% (3% in certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier I risk-based capital ratio that is less than 3% or a leverage capital ratio that is less than 3% and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%. In addition, under certain circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). Immediately upon becoming undercapitalized, or upon failing to submit or implement a capital plan as required, an institution shall become subject to various regulatory restrictions.

FDICIA also contained the Truth in Savings Act, which requires certain disclosures to be made in connection with deposit accounts offered to consumers. The FRB has adopted regulations implementing the provisions of the Truth in Savings Act.

In addition, significant provisions of FDICIA required federal banking regulators to draft standards in a number of other important areas to assure bank safety and soundness, including internal controls, information systems and internal audit systems, credit underwriting, asset growth, compensation, loan documentation and interest rate exposure. FDICIA also required the regulators to establish maximum ratios of classified assets to capital, and minimum earnings sufficient to absorb losses without impairing capital. The legislation also contained other provisions which restricted the activities of state-chartered banks, amended various consumer banking laws, limited the ability of "under capitalized" banks to borrow from the Federal Reserve's discount window, and required federal banking regulators to perform annual onsite bank examinations and set standards for real estate lending.

Regulatory Capital Requirement

The Federal Reserve Board mandates minimum capital requirements for bank holding companies. In 1990, the FRB adopted a risk based capital measure to determine capital adequacy. Under this system all balance sheet assets are assigned a certain risk category with a prescribed weight. Off-balance sheet items, such as loan commitments and letters of credit, also are classified by risk with duly assigned weights. The sum of the balance sheet and off balance sheet amounts multiplied by their respective risk weight factors must then meet a required minimum capital test. Tier 1 capital is defined as stockholders' equity minus certain intangible assets. Tier 2 capital includes a certain amount of the allowance for loan losses. At December 31, 1996, the minimum total capital ratio (Tier 1 plus Tier 2) required was 8 percent. Southern Financial's Tier 1 ratio of 15.4% and its total capital ratio of 16.6% were well in excess of minimum requirements. The FRB also utilizes a Tier
1 leverage ratio in conjunction with its risk based capital standard. This ratio measures Tier 1 capital as a percent of total average assets less intangible assets. The minimum leverage ratio is 3 percent. At
December 31, 1996, the Bank's leverage ratio was 8.7%.

Insurance of Deposit Accounts

Southern Financial is a member of the Bank Insurance Fund ("BIF") of the FDIC. The FDIC also maintains another insurance fund, the Savings Association Insurance Fund ("SAIF"), which primarily covers savings and loan association deposits but also covers deposits that are acquired by a BIF insured institution from a savings and loan association.
 Since Southern Financial converted to a commercial bank from a federal savings bank on December 1, 1995, the deposits held by Southern
Financial as of the opening of business on December 1, 1995 will be covered by SAIF. Therefore, Southern Financial has approximately
$164.3 million of deposits at December 31, 1996, with respect to which Southern Financial pays SAIF insurance premiums.

For the first three quarters of 1995, both SAIF member institutions and BIF member institutions paid deposit insurance premiums based on a schedule from $0.23 to $0.31 per $100 of deposits. In August, 1995, the FDIC, in anticipation of the BIF's imminent achievement of a required 1.25% reserve ratio, reduced the deposit insurance premium rates paid by BIF insured banks to a range of $0.04 to $0.31 per $100 of deposits. On November 14, 1995, the FDIC voted to reduce annual assessments for the semi-annual period beginning January 1, 1996 to the legal minimum of $2,000 for BIF insured institutions, except for institutions that are not well capitalized and are assigned to the higher supervisory risk categories.

On September 30, 1996 the Board of Directors of the FDIC imposed a special assessment on the SAIF assessable deposits of each insured institution of 65.7 basis points calculated as of March 31, 1995.
BIF assessments will continue to range from 0 to 27 Basis Points on insured deposits. Exemptions are provided for weak and newly charterd institutions. Institutions facing significant threats to their fiscal solvency may elect to pay the assessment in installments subject to the approval of the FDIC.

The BIF and SAIF will be merged into the Deposit Insurance Fund effective January 2, 1999, if all savings associations have converted to either a Federal or State bank charter by that time.

Beginning January 1, 1997 banks will help to pay the Financing
Corporation interest debt. Banks will be assessed at a rate equal to 1/5 of the rate that Thrifts are assessed on their deposit base. SAIF insured institutions will pay at a rate of 6.44 basis points, and BIF insured institutions will pay at a rate of 1.29 basis points. Federal banking regulators are given specific authority to take any action they deem appropriate to prevent deposit shifting designed to side-step any differences in assessments. Beginning January 1, 2000 and continuing through the year 2017 there will be pro-rata cost sharing at the rate of
2.43 basis points.

The FDIC Board of Directors voted on November 26, 1996 to retain the existing BIF assessment schedule of 0 to 27 basis points (annual rates) for the first semiannual period of 1997, and to collect an assessment against BIF-assessable deposits to be paid to FICO. In addition, the Board eliminated the $2,000 minimum annual assessment and authorized the refund of the fourth-quarter minimum assessment of $500 paid by certain BIF-insured institutions on September 30, 1996.

Based on June 30, 1996 data the upcoming assessment would reflect a FICO rate of approximately 1.29 basis points, on an annual basis, for BIF-assessable deposits, and 6.44 basis points for SAIF-assessable deposits.

Liquidity Requirements

Liquidity measures the ability to satisfy current and future cash flow needs as they become due and meet customers' demands for loans and deposit withdrawals without impairing profitability. To meet these needs, Southern Financial maintains cash reserves and readily marketable investments in addition to funds provided from loan repayments and maturing securities. Funds also can be obtained through increasing deposits or short-term borrowings.

Federal Home Loan Bank System

Southern Financial is a member of the Federal Home Loan Bank
System which consists of 12 district Federal Home Loan Banks
("FHLBs") with each subject to supervision and regulation by the Federal Housing Finance Board. The FHLBs provide a central credit facility for member institutions. Southern Financial, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in that FHLB in an amount equal to at least 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances (borrowings) from the FHLB of Atlanta, whichever is greater.
 At December 31, 1996, Southern Financial had an inveastment of
$867,600 in the stock of the FHLB of Atlanta and was in compliance with these requirements.

Advances from the FHLB of Atlanta are secured by mortgage-backed securities. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Atlanta and the purpose of the borrowing. At December 31, 1996, Southern Financial had $8.5 million in borrowings from the FHLB of Atlanta outstanding.


Federal Reserve System

The Federal Reserve Board of Governors requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the earning assets of Southern Financial.


TAXATION


Federal Taxation

General. Southern Financial is subject to federal income taxation under the Internal Revenue Code of 1986, as amended (the "Code"), in the same general manner as other corporations with some exceptions, including particularly the reserve for bad debts discussed below. The Tax Reform Act of 1986 ("1986 Act"), made major changes in the provisions of the Code which are applicable to insured institutions, generally effective for tax years beginning after December 31, 1986. The Revenue Act of 1987 (the "1987 Act") made certain further changes in the Code which affect insured institutions and their borrowers. The following discussion of federal taxation is a summary of certain pertinent federal income tax matters as affected by the 1986 Act and the 1987 Act.


Accrual Method of Accounting. For federal income tax purposes, Southern Financial currently reports its income and expenses on the accrual basis method of accounting.

Bad Debt Reserves. Banks such as Southern Financial having assets with a tax basis of $500 million or less and which meet certain definitional tests primarily relating to their assets and the nature of their businesses, are permitted to establish a reserve for bad debts and to make annual additions to the reserve using the experience method. These additions may, within specified formula limits, be deducted in arriving at Southern Financial's taxable income.

Under the experience method, the deductible annual addition to Southern Financial's bad debt reserves is the amount necessary to increase the balance of the reserve at the close of the taxable year to the greater of:
(a) the amount which bears the same ratio to loans outstanding at the close of the taxable year as the total net bad debts sustained during the current and five preceding taxable years bear to the sum of the loans outstanding at the close of those six years or (b) the lower of (i) the balance in the reserve account at the close of the last taxable year prior to the most recent adoption of the experience method (the "base year"), or
(ii) if the amount of loans outstanding at the close of the taxable year is less than the amount of loans outstanding at the close of the base year, the amount which bears the same ratio to loans outstanding at the close of the taxable year as the balance of the reserve at the close of the base year bears to the amount of loans outstanding at the close of the base year.

Alternate Minimum Tax. For taxable years beginning after December 31, 1986, corporations are subject to an alternative minimum tax which is imposed to the extent that it exceeds the corporation's regular income tax for the year. The alternative minimum tax will generally apply at a rate of 20% to a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI") and will be payable to the extent such AMTI is in excess of an exemption amount.
The Code provides that items of tax preference that constitute AMTI include (a) tax-exempt interest on newly issued (generally, issued on or after August 8, 1986) private activity bonds other than certain qualified bonds and (b) a tax preference item generally equal to 75% of the excess
(if any) of (i) adjusted current earnings as defined in the Code, over (ii) AMTI (determined without regard to this preference and prior to reducing by net operating losses). For any taxable year beginning after 1986, net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. In addition, for taxable years after 1986 and before 1996, the Code provides for an environmental tax equal to 0.12% of the excess of AMTI for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2.0 million.

Net Operating Loss Carryovers. Under the 1986 Act, a financial institution may carry back net operating losses ("NOLs") to the preceding three taxable years and forward to the succeeding 15 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. As of December 31, 1996, Southern Financial had no net operating loss carry forwards for federal income tax purposes.

Capital Gains and Corporate Dividends-Received Deduction.
The capital gains income tax which was previously imposed at a tax rate of 28% on a corporation's net long-term capital gains was repealed effective December 31, 1986. Consequently, corporate net capital gains generally will be taxed at a maximum rate of 34% after December 31, 1986. Effective January 1, 1993, a new 35% tax bracket is applied to corporate taxable income (including net capital gains) in excess of $10 million. The 1986 Act reduced the corporate dividends-received deduction from 85% to 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return. The 1987 Act further amended the dividends-received deduction provisions of the Code to provide that corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf.
However, the 1986 Act and the 1987 Act preserved prior law which allows a corporation to deduct 100% of dividends from a member of the same affiliated group of corporations. In addition to the foregoing general rules, certain additional exceptions to the dividends-received deduction may be applicable to Southern Financial under the Code in certain circumstances.

IRS Examinations. The consolidated federal income tax returns of Southern Financial and the Bank for their tax years beginning after June 30, 1993 are open under the statute of limitations and are subject to review by the Internal Revenue Service.


State Taxation


Virginia imposes a franchise tax on every incorporated bank, banking association or trust company organized by or under the laws of the state of Virginia or which is doing business or has an office in the state of Virginia, including the Bank. The franchise tax rate is $1.00 per $100 of net taxable capital as defined in Virginia state statutes.


Item 2.	Properties.


Offices and Other Material Properties

At December 31, 1996, Southern Financial conducted its business from its main office in Warrenton, Virginia and nine branch offices.

The following table sets forth certain information with respect to the offices of Southern Financial as of December 31, 1996.


                                          Lease        Date          Net
                            Owned or    Expiration   Facility     Book Value
Office Location              Leased        Date       Opened    (in thousands)

Home Office:
37 E. Main Street            Leased     September    February         228
Warrenton, VA                           1998         1989

Branch Offices:

362 Elden Street             Leased     June         April             57
Herndon, VA                             2000         1986

101 W. Washington S          Leased     July         November          41
Middleburg, VA                          1997         1987

33 W. Piccadilly St          Owned      N/A          Novemeber        356
Winchester, VA                                       1990

526 E. Market Stree          Leased     June         March             28
Leesburg, VA                            1997         1992

11180 Lee Highway            Leased     September    September         17
Fairfax, VA                             1998         1993

322 Lee Highway              Leased     August       August           211
Warrenton, VA                           2001         1994

2545 Q-18 Centreville Rd.    Leased     September    April             65
Herndon, VA                             2001         1995

13542 Minnieville Rd.        Leased     December     April            109
Woodbridge, VA                          1998         1995

1095 Millwood Pike           Owned      N/A          July             379
Winchester, VA                                       1996


Item 3.	Legal Proceedings.

Southern Financial has, since inception, never been the subject of any civil, administrative or criminal actions nor is it currently or has it ever been involved in any legal proceedings other than non-material proceedings in the ordinary course of business.


Item 4.	Submission of Matters to Vote of Security Holders.

The Annual Meeting of Stockholders was held on April 18, 1996 at
3:00 p.m. at Fauquier Springs Country Club, Warrenton, Virginia. The following is a summary of items voted upon at the meeting:

1.  The following Directors were elected to serve three year terms:
Virginia Jenkins
Michael P. Rucker

2. The appointment of Arthur Andersen, LLP as independent auditors for the year ending December 31, 1996 was ratified by the following vote: For - 1,183,735; Against - 673; Abstain -
220.


PART II.

Item 5.	Market for Registrant's Common Equity and Related
Stockholder Matters.

The information required herein is incorporated by reference from the back page on the outside of the Registrant's 1996 Annual Report.

Item 6.	Selected Financial Data.

The information required herein is incorporated by reference from page 1 of the Annual Report.

Item 7.	Management's Discussion and Analysis.

The information required herein is incorporated by reference from pages 4 to 10 of the Annual Report.

Item 8.	Financial Statements.

The information required herein is incorporated by reference from pages 11 to 29 of the Annual Report.

Item 9.	Changes in and Disagreements With Accountants on
Accounting and Financial Disclosure.

None.


PART III.

Item 10.	Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act.

The information required herein is incorporated by reference from pages 3 to 4 and 10 to 11 of the definitive proxy statement of Southern Financial Bancorp, Inc. filed on March 17, 1997 ("Definitive Proxy Statement"). For additional information concerning executive officers of the Registrant who were not also directors, see "Item 1 - Business - Executive Officers of the Registrant" herein, which is incorporated by reference.

Item 11.	Executive Compensation.

The information required herein is incorporated by reference from pages 8 to 9 of the Definitive Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and
Management.

The information required herein is incorporated by reference from pages 6 to 8 of the Definitive Proxy Statement.

Item 13.	Certain Relationships and Related Transactions.

The information required herein is incorporated by reference from pages 5 of the Definitive Proxy Statement.


PART IV.

Item 14.	Exhibits, Financial Statements, Schedules, and Reports on
Form 8-K.

(a) Documents filed as a part of the report:

(1)	The following is an index to the financial statements of the
Registrant included in the Annual Report to Stockholders for the year ended December 31, 1996, and incorporated herein by reference in Item 8. The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this Report, except as expressly provided herein.

     											                                              Page(s) in
                                                   											Annual Report

Independent Auditors' Report.                                      11
Balance Sheets:
                December 31, 1996 and December 31, 1995.           12
Statements of Income:
              		Year Ended December 31, 1996,
		              Six Months Ended December 31, 1995 and
                Year Ended June 30, 1995.                          13
Statements of Changes in Stockholders' Equity:
	              	Year Ended December 31, 1996,
		              Six Months Ended December 31, 1995 and
                Year Ended June 30, 1995.                          14
Statements of Cash Flows:
		              Year Ended December 31, 1996
		              Six Months Ended December 31, 1995 and
                Year ended June 30, 1995.                          15
Notes to Consolidated Financial Statements.                        16 - 29


(2)	All other schedules have been omitted as the required
information is either inapplicable or included in the Notes to Financial Statements.

(3)	Exhibits (listed numbers correspond to item 601 of Regulation S-
K)

      (3)	Articles of Incorporation of Southern Financial Bancorp,
      Inc., by reference to the Form S-4 Registration Statement filed with the Securities and Exchange Commission on August 4, 1995, and By-Laws, by reference to Form S-4
      Registration Statement filed with the Securities and Exchange Commission on August 4, 1995.

     	(4)	Instruments Defining the Rights of Security Holders,
      Including Indentures--Reference is made to Exhibit (3) above.

     	(9)	Voting Trust Agreement--Not applicable.

     	(10)	Employment Contracts--Reference is made to Form S-4
      Registration Statement filed with Securities and Exchange
      Commission on August 4, 1995.

     	(11)	Statement re Computation of Per Share Earnings--
      Reference is made to Note 1 to Financial Statements,
      Page 18 in Annual Report.

     	(12)	Statement re Computation of Ratios--Not applicable.

     	(13)	Annual Report to Stockholders for the Year Ended
      December 31, 1996.

     	(18)	Letter re Change in Accounting Principles--Not
      applicable.

     	(21)	Subsidiaries of the registrant:

                                                         Percentage of Voting
                                      Jurisdiction of     Securities Owned by
                Name                   Incorporation           the Parent

        Southern Financial Bank          Virginia                100%


	     (22)	Published Report Regarding Matters Submitted to Vote of
      Security Holders--Not applicable.

     	(23)	Consents of Experts and Counsel--Not applicable.

     	(24)	Power of Attorney--Not applicable.

     	(28)	Information from Reports Furnished to State Insurance
      Regulatory Authorities--Not applicable.



                             SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  SOUTHERN FINANCIAL BANCORP, INC.


                         By /s/Georgia S. Derrico
		                             Georgia S. Derrico
    	                          Chairman and Chief Executive Officer
Dated:    3/27/97


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the dates indicated.

Name                      				Title	                     			Date



/s/Georgia S. Derrico         Director and Chairman of	     3/27/97
   Georgia S. Derrico	        the Board and
					                         Chief Executive Officer


/s/David de Give              Director and Senior Vice      3/27/97
   David de Give		            President



/s/William H. Lagos           Controller			                 3/27/97
   William H. Lagos			        (Principal Accounting Officer)



/s/Virginia Jenkins           Director		              	     3/27/97
   Virginia Jenkins



/s/R. Roderick Porter         Director		              	     3/27/97
   R. Roderick Porter



/s/Neil J. Call               Director		              	     3/27/97
   Neil J. Call



/s/John L. Marcellus, Jr.     Director               		     3/27/97
   John L. Marcellus, Jr.



/s/Michael P. Rucker          Director                	     3/27/97
   Michael P. Rucker


                                Exhibit 13
                       Southern Financial Bancorp, Inc.
               December 31, 1996 Annual Report to Stockholders