Form 10-K/A
period 1996-12-31
SOUTHERN FINANCIAL BANCORP INC /VA/
filed 1997-04-03
CIK 914789

U.S. Securities and Exchange Commission
                            Washington, D.C.  20549


                                    FORM 10-KA
                                 Second Amendment
                            As Amended on April 3, 1997

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

                                        Year Ended December 31,
                             ________________________________________________
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


                  SOUTHERN FINANCIAL BANCORP, INC.


                         By /s/Georgia S. Derrico
                               Georgia S. Derrico
                               Chairman and Chief Executive Officer
Dated:    4/3/97


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the dates indicated.

Name                               Title                              Date



/s/Georgia S. Derrico         Director and Chairman of               4/3/97
   Georgia S. Derrico         the Board and
                              Chief Executive Officer


/s/David de Give              Director and Senior Vice               4/3/97
   David de Give              President



/s/William H. Lagos           Controller                             4/3/97
   William H. Lagos           (Principal Accounting Officer)



/s/Virginia Jenkins           Director                               4/3/97
   Virginia Jenkins



/s/R. Roderick Porter         Director                               4/3/97
   R. Roderick Porter



/s/Neil J. Call               Director                               4/3/97
   Neil J. Call



/s/John L. Marcellus, Jr.     Director                               4/3/97
   John L. Marcellus, Jr.



/s/Michael P. Rucker          Director                               4/3/97
   Michael P. Rucker


                                Exhibit 13
                       Southern Financial Bancorp, Inc.
               December 31, 1996 Annual Report to Stockholders