Form 10-Q
period 1997-03-31
SOUTHERN FINANCIAL BANCORP INC /VA/
filed 1997-05-14
CIK 914789

U.S. SECURITIES AND EXCHANGE COMMISSION
	Washington, DC  20459


	FORM 10-Q


	Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934



For the Quarter Ended:                Commission File No.:
March 31, 1997                        0-22836



	SOUTHERN FINANCIAL BANCORP, INC.



        Virginia                                       54-1779978
___________________________________       ____________________________________
(State or other jurisdiction of           (IRS Employer Identification Number)
 incorporation or organization)



37 East Main Street
Warrenton, Virginia                                       20186
______________________________________                _______________
(address of principal executive office)                  Zip Code




Registrant's Telephone Number, including area code:  (540) 349-3900



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X                                         NO



As of March 31, 1997, there were issued 1,594,122 shares and outstanding 1,564,248 shares of the registrant's Common Stock and issued and outstanding 15,634 shares of preferred stock.

TABLE OF CONTENTS


                                                                   Page
                                                                   Number

PART I.	FINANCIAL INFORMATION


Item 1.	Financial Statements

Consolidated Statements of Financial Condition
as of March 31, 1997 (Unaudited), and
December 31, 1996                                                    3


Consolidated Statements of Operation for the
Three Months Ended March 31, 1997 and 1996
(Unaudited)                                                          4


Consolidated Statement of Changes in
Stockholders' Equity for the Three Months
Ended March 31, 1997 (Unaudited)                                     5


Consolidated Statements of Cash Flows for the
Three Months Ended March 31, 1997 and 1996
(Unaudited)                                                          6


Notes to Consolidated Financial Statements
(Unaudited)                                                        7-9


Item 2.	Management's Discussion and Analysis of Financial
Condition and Results of Operations                              10-14



PART II.	OTHER INFORMATION


Item 1. Legal Proceedings                                          15


Item 2. Changes in Securities                                      15


Item 3. Defaults upon Senior Securities                            15


Item 4. Submission of Matters to a Vote of Security Holders        15


Item 5. Exhibits and Reports on Form 8-K.                          15


PART III.       SIGNATURES                                         16

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                 (UNAUDITED)
                                                  March 31,     December 31,
ASSETS                                              1997            1996

Cash and Due from Banks                        $  4,991,087     $ 4,004,149
Overnight Earning Deposits                        1,570,573       2,395,574
Investment Securities - Available-for-Sale        5,099,611       5,099,619
Investment Securities - Held-to-Maturity         70,076,922      65,217,243
Loans Held for Sale                                 315,400         444,500
Loans Receivable, Net                           111,178,137     108,286,903
Federal Home Loan Bank Stock, at Cost               930,500         867,600
Furniture and Equipment, Net                      1,611,948       1,487,446
Interest Receivable                               1,414,433       1,328,551
Real Estate Owned                                   337,023         340,023
Other Assets                                      1,360,587       1,337,114

Total Assets                                   $198,886,221    $190,808,722


LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                       $175,861,641    $164,279,105
Advances from Federal Home Loan Bank              4,500,000       8,500,000
Advances from Borrowers for Taxes and Insurance     206,741         105,292
Other Liabilities                                 1,490,623       1,523,373

Total Liabilities                               182,059,005     174,407,770


Preferred Stock                                         156             156
Common Stock                                         15,941          15,941
Capital in Excess of Par Value                   15,276,373      15,276,373
Retained Earnings                                 2,060,859       1,655,575
Net Unrealized Loss on Securities
   Available-for-Sale                               (55,026)        (76,006)
Treasury Stock                                     (471,087)       (471,087)
Total Stockholders' Equity                       16,827,216      16,400,952

Total Liabilities and Stockholders' Equity     $198,886,221    $190,808,722


The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                        Three Months Ended
                                                              March 31,
                                                     1997              1996
INTEREST INCOME
   Loans                                           $2,586,038       $2,581,623
   Investment Securities                            1,236,544          931,074

Total Interest Income                               3,822,582        3,512,697

INTEREST EXPENSE
   Deposits                                         1,940,024        1,781,108
   Borrowings                                          73,409           83,325

Total Interest Expense                              2,013,433        1,864,433

Net Interest Income                                 1,809,149        1,648,264
Provision for Loan Losses                             130,000          160,000

Net Interest Income after Provision
   for Loan Losses                                  1,679,149        1,488,264

OTHER INCOME
   Gain on Sale of Loans                               56,180           75,081
   0ther Income                                       346,246          179,791

Total Other Income                                    402,426          254,872

OPERATING EXPENSE
   Employee Compensation and Benefits                 616,341          491,557
   Premises and Equipment                             444,552          325,973
   Deposit Insurance Assessments                       24,907           81,330
   Professional Fees                                   24,383           23,000
   Other Expense                                      235,652          238,047

Total Operating Expense                             1,345,835        1,159,907

Income Before Income Taxes                            735,740          583,229
Provision for Income Taxes                            233,200          192,500

Net Income                                         $  502,540       $  390,729

Earnings per Share:
     Primary Earnings per Share                    $     0.31       $     0.24

     Fully Diluted Earnings per Share              $     0.31       $     0.24

Weighted Average Number of Primary
     Common Shares Outstanding                      1,564,248        1,524,208



The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                                         Net Unrealized
                                                    Capital in                             Gain (Loss)           Total
                              Preferred    Common   Excess of    Retained    Treasury     on Securities       Stockholders'
                                Stock      Stock    Par Value    Earnings    Stock      Available-for Sale      Equity


Balance, December 31, 1996      $156       $15,941  $15,276,373  $1,655,575  $(471,087)     $(76,006)         $16,400,952
  Dividends on Preferred and
    Common Stock                   -             -            -     (97,256)         -             -              (97,256)
  Net Unrealized Gain on
    Securities Available-for-Sale  -             -            -           -          -        20,980               20,980
  Net Income                       -             -            -     502,540          -             -              502,540

Balance, March 31, 1997         $156       $15,941  $15,276,373  $2,060,859  $(471,087)     $(55,026)         $16,827,216


The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                          Three Months Ended
                                                               March 31,
                                                          1997          1996
Cash Flows from Operating Activities:
Net Income                                            $  502,540    $  390,729
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
  Depreciation and Amortization                          146,539       120,301
  Provision for Loan Losses                              130,000       160,000
  Provision for Deferred Income Taxes                     10,333       (36,505)
  Gain on Sale of Loans                                  (56,180)      (75,081)
  Amortization of Deferred Loan Fees                     (44,521)     (123,640)
  Loans Originated for Sale                           (2,295,126)   (3,424,284)
  Proceeds from Sales of Loans                         2,321,494     3,083,365
  Increase in Interest Receivable                        (85,882)      (26,081)
  (Increase) Decrease in Other Assets                    (33,806)      171,280
  Increase (Decrease) in Other Liabilities               (32,750)       75,780

Net Cash Provided by Operating Activities                562,641       315,864

Cash Flows from Investing Activities:
  Net Funding of Loans Receivable                     (3,048,619)      (18,256)
  Purchase of Investment Securities                   (9,058,418)  (14,701,155)
  Paydown of Investment Securities                     4,304,006     3,102,380
  Net (Increase) Decrease in Overnight Earning
    Deposits                                             825,001      (418,055)
  Net Increase in Bank Premises and Equipment           (124,502)       (6,732)
  Paydown of Real Estate Owned                             3,000             -
  Increase (Decrease) in Federal Home Loan Bank Stock    (62,900)       32,400

Net Cash (Used in) Investing Activities               (7,162,432)  (12,009,418)

Cash Flows from Financing Activities:
  Net Increase in Deposits                            11,582,536     9,445,546
  Increase/(Decrease) in Advances from Federal
    Home Loan Bank                                    (4,000,000)    2,500,000
  Increase in Advances from Borrowers for Taxes
    and Insurance                                        101,449       120,987
  Dividends on Preferred and Common Stock                (97,256)      (86,723)

Net Cash Provided by Financing Activities              7,586,729    11,979,810

Net Increase in Cash and Due from Banks                  986,938       286,256
Cash and Due from Banks, Beginning of Period           4,004,149     3,894,884

Cash and Due from Banks, End of Period                $4,991,087    $4,181,140


The accompanying notes are an integral part of these statements.

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and, therefore, do not include all information or footnotes necessary for a fair presentation of financial position, results of operations, changes in stockholders' equity and cash flows in conformity with generally accepted accounting principles.
However, all adjustments which are, in the opinion of management, necessary for a fair presentation have been included. All adjustments are of a normal recurring nature. The results of operations for the three-month period ended March 31, 1997 are not necessarily indicative of the results of the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in Southern Financial Bancorp, Inc.'s Annual Report for the year ended December 31, 1996.

NOTE 2 - INVESTMENT SECURITIES

The portfolio of investment securities classified as available-for-sale consists of the following securities:

                                  March 31, 1997          December 31, 1996
                              Amortized   Estimated     Amortized   Estimated
                                Cost      Fair Value      Cost      Fair Value

FHLMC Preferred Stock        $4,310,235   $4,241,487   $4,310,235   $4,205,287
FNMA MBS                        871,503      858,124      902,824      894,332

Total                        $5,181,738   $5,099,611   $5,213,059   $5,099,619


The FNMA mortgage backed securities classified as available-for-sale have a fixed rate of interest and an original maturity of 15 years.

The portfolio of investment securities which are classified as held-to-maturity consist of the following securities:

                                March 31, 1997            December 31, 1996
                           Amortized    Estimated      Amortized    Estimated
                             Cost       Fair Value        Cost      Fair Value

FHLB Intermediate Notes  $ 3,000,000   $ 2,968,125   $ 2,000,000   $ 2,001,875
FHLMC MBS                  7,042,452     7,048,338     7,300,246     7,268,332
FNMA MBS                  22,432,684    22,251,492    21,981,743    21,840,553
GNMA MBS                  31,692,831    31,724,563    27,387,797    27,437,141
CMO                        5,908,955     5,861,983     6,547,457     6,426,176

Total                    $70,076,922   $69,854,501   $65,217,243   $64,974,077


The FHLB intermediate notes are due in August, 2002 and earlier and are callable at the option of the issuer at varying times. The remainder of the securities classified as held-to-maturity are all mortgage backed securities. $10.3 million of the mortgage backed securities have fixed rates of interest and original maturities of 15 years. The interest rates on $9.9 million of the mortgage backed securities are indexed to the 11th District and national cost of funds indices and adjust monthly. The interest rates on the balance of the mortgage backed securities, $46.9 million, are indexed to the one year constant maturity treasury index and adjust annually or more frequently.

NOTE 4 - LOANS RECEIVABLE

Loans receivable consist of the following:

                                          March 31, 1997  December 31, 1996
Real estate mortgage loans:
  Permanent
    Residential                             $ 34,905,529     $ 35,032,684
    Nonresidential                            49,184,927       46,548,847
  Construction
    Residential                                3,977,477        5,616,121
    Nonresidential                             8,346,590        7,510,374

Business                                      13,513,264       12,197,921
Consumer                                       3,344,793        3,294,171

      Total loans receivable                 113,272,580      110,200,118

Less:
  Deferred loan fees, net                       (457,571)       (412,274)
  Allowance for loan losses                   (1,636,872)     (1,500,941)

Loans receivable, net                       $111,178,137     $108,286,903


The following sets forth information regarding the allowance for loan losses:

                                             Three Months         Year
                                                 Ended            Ended
                                            March 31, 1997   December 31, 1996

Balance, beginning of period                  $1,500,941       $1,190,249
Charge-offs                                       (9,155)        (389,249)
Recoveries                                        15,086            4,941
Provision charged to operations                  130,000          695,000

Balance, end of period                        $1,636,872       $1,500,941



NOTE 5 - ADVANCES FROM FEDERAL HOME LOAN BANK

At March 31, 1997, advances from the Federal Home Loan Bank ("FHLB") of Atlanta totaled $4.5 million which consisted of $2.5 million of advances which reprice daily but may be prepaid at any time without penalty and $2.0 million of fixed rate advances
maturing in January, 1998.   At December 31, 1996, advances
from the FHLB of Atlanta totaled $8.5 million.

These advances are made under a credit availability agreement with the FHLB of Atlanta totaling $25 million. The agreement does not have a maturity date and advances are made at the FHLB of Atlanta's discretion.


NOTE 6 - STOCKHOLDERS' EQUITY

At March 31, 1997 and December 31, 1996, the Bancorp had
15,634 shares of 6% cumulative convertible preferred stock issued and outstanding. Par value is $0.01 per share. Five hundred thousand shares are authorized. Each share of the Bancorp's preferred stock is convertible to 1.61 shares of common stock. The preferred stock has an annual dividend rate of 6%. Dividends are payable quarterly and are cumulative.

At March 31, 1997 and December 31, 1996, the Bancorp had 1,594,122 shares of common stock issued and 1,564,248 shares of common stock outstanding. The par value is $0.01 per share. There were 5,000,000 shares authorized by the Bancorp's charter. The Bancorp's board of directors declared a 10 percent stock dividend in July, 1996. Prior period earnings per share amounts have been restated to reflect the effect of this dividend.

Financial Condition

The total assets of Southern Financial Bancorp, Inc. (the
"Bancorp") at March 31, 1997 were $198.9 million, an increase of $8.1 million, or 4.2%, from total assets of $190.8 million at December 31, 1996. Total liabilities increased by $7.7 million, or 4.4%, to $182.1 million at March 31, 1997 from $174.4 million at December
31, 1996.

The increase in total assets resulted from increases of $2.9 million in total loans receivable and $4.9 million in investment securities (held-to-maturity) from December 31, 1996 to March 31, 1997.

Although total loans receivable increased by $2.9 million, or 2.7%, to $111.2 million at March 31, 1997 from $108.3 million at December 31, 1996, a shift occurred in the composition of the categories. The principal changes were an increase in non-residential permanent loans of $2.6 million, an increase in non-mortgage business loans of $1.3 million and a decrease in residential construction loans of $1.6 million, reflecting a change in emphasis on the part of the Bancorp from residential mortgage lending to business lending.

Investment securities available-for-sale remained constant at $5.1 million at March 31, 1997, as compared to December 31, 1996. At
March 31, 1997 investment securities available-for-sale consisted entirely of Federal Home Loan Mortgage Corporation ("FHLMC") preferred stock and 15 year Federal National Mortgage Association
(FNMA) mortgage backed securities and were recorded at current market value. Investment securities held-to-maturity increased by $4.9 million, or 7.5%, to $70.1 million at March 31, 1997 from $65.2 million at December 31, 1996. This increase was due to the purchase of $1.0 million of U. S. Government agency securities and a net increase in mortgage backed securities of $3.9 million during the three months ended March 31, 1997.

The increase in total assets was funded by an increase in customer deposits of $11.6 million, or 7.1%, to $175.9 million at March 31, 1997 from $164.3 million at December 31, 1996. Part of the increase in customer deposits went to fund a decrease of $4.0 million in advances from the Federal Home Loan Bank ("FHLB") of Atlanta which decreased from $8.5 million at December 31, 1996 to $4.5 million at March 31, 1997. The advances from the FHLB of Atlanta at March 31, 1997 consisted of $2.5 million of advances which mature in one year or less and $2.0 million of advances which mature in January, 1998.

The primary sources of funds for operations of the Bancorp include principal repayments and sales of loans and mortgage-backed securities, new savings deposits and borrowings. The Bancorp had outstanding commitments under existing construction loan agreements to fund loans approximating $6.4 million at March 31, 1997. In the opinion of management, the Bancorp's liquid assets are adequate to meet commitments for loan fundings and other obligations and expenditures.


Results of Operations

The Bancorp recorded net income of $502,540 for the three months ended March 31, 1997, compared to $390,729 for the three months ended March 31, 1996, an increase of $111,811, or 28.6%. Primary earnings per share were $0.31 and $0.24 for the three months ended March 31, 1997 and 1996, respectively. Weighted average shares of common stock outstanding were 1,564,248 and 1,524,208 for the same periods in 1997 and 1996, respectively. As explained in footnote 6, in order to provide consistency, the weighted average number of common shares outstanding for current and prior periods have been adjusted to give effect to a 10% stock dividend in July, 1996.

The Bancorp's principal sources of revenues are interest and fees on loans and mortgage-backed securities, interest and dividends on investments, and other revenue associated with fees on deposit accounts and related services.

Net interest income before provision for loan losses for the three months ended March 31, 1997 was $1.8 million, an increase of $160,885, or 9.8%, from $1.6 million for the three months ended
March 31, 1996. The increase resulted primarily from a growth in average interest-earning assets, which was partially offset by a decrease in interest margin. Total interest-earning assets in the three months ended March 31, 1997 averaged $187.2 million as compared to $163.8 million for the same period in 1996. For the three months ended
March 31, 1997 the interest rate spread was 3.69%, a decrease of 3 basis points from 3.72% for the three months ended March 31, 1996.
The yield on interest-earning assets decreased by 30 basis points from 8.58% for the three months ended March 31, 1996 to 8.28% for the three months ended March 31, 1997. The cost of interest bearing liabilities decreased by 27 basis points to 4.59% for the three months ended March 31, 1997 from 4.86% for the three months ended March
31, 1996.

Total interest income increased by $309,885, or 8.8%, to $3.8 million for the three months ended March 31, 1997 from $3.5 million for the three months ended March 31, 1996. This increase was primarily due to an increase of $18.6 million in average investment securities to $77.3 million for the three months ended March 31, 1997 from $58.8 million for the three months ended March 31, 1996, as well as an increase in the average yield on these securities from 6.34% to 6.49% for the same periods. Average loans receivable increased by $4.8 million from $105.1 million in the three months ended March 31, 1996 to $109.9 million in the three months ended March 31, 1997. The yield on average loans receivable for the three months ended March 31, 1997 was 9.54% a decrease of 29 basis points from 9.83% for the three months ended March 31, 1996.

The following table presents, for periods indicated, average monthly balances of and weighted average yields on interest-earning assets and average balances and weighted average effective interest paid on interest-bearing liabilities. During the period calculations utilize month end balances.



                                        Three Months Ended March 31,
                                        1997                    1996
                                             Average                  Average
                                Average       Yield/    Average        Yield/
                                Balance        Rate     Balance         Rate
                                           (Dollars in Thousands)
Interest-Earning Assets:
  Loans Receivable              $109,912      9.54%     $105,070       9.83%
  Investment Securities           77,312      6.49        58,755       6.34
    Total Interest-Earning
      Assets                     187,224      8.28       163,825       8.58

Interest-Bearing Liabilities:
  Deposits                       172,023      4.57       148,671       4.83
  Borrowings                       5,511      5.37         6,833       5.44
    Total Interest-Bearing
      Liabilities               $177,534      4.59%     $155,504       4.86%

Average Dollar Difference
 Between Interest-Earning
 Assets and Interest-Bearing
 Liabilities                      $9,690                  $8,321

Interest Rate Spread                          3.69%                    3.72%

Interest Margin                               3.93%                    3.97%

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


                                         For the Three Months Ended
                                               March 31, 1997
                                                   Versus
                                               March 31, 1996
                                           (Dollars in Thousands)
                                                          Rate/
                                 Volume       Rate        Volume        Net

Interest Income:
  Loans Receivable                $120       ($111)       ($ 5)        $  4
  Investment Securities            294           9           3          306
    Total Interest Income          414        (102)         (2)         310

Interest Expense:
  Deposits                         278         (95)        (15)         168
  Borrowings                       (18)         (1)          0          (19)
    Total Interest Expense         260         (96)        (15)         149

Net Interest Income               $154       ($  6)        $13         $161



Total interest expense increased by $149,000, or 8.0%, to $2.0 million for the three months ended March 31, 1997 from $1.9 million for the three months ended March 31, 1996. Customer deposits averaged $172.0 million for the three months ended March 31, 1997, up $23.3 million from $148.7 million for the three months ended
March 31, 1996; however, the average effective rate paid on deposits decreased by 26 basis points to 4.57% in the 1997 period from 4.83% in the 1996 period. FHLB of Atlanta advances averaged $5.5 million for the three months ended March 31, 1997, a decrease of $1.3 million from $6.8 million for the three months ended March 31, 1996. The average effective rate paid on FHLB of Atlanta advances decreased to 5.37% for the three months ended March 31, 1997 from 5.44% for the same period in 1996.

The provision for loan losses for the three months ended March
31, 1997 was $130,000, as compared to $160,000 for the three months ended March 31, 1996. In recognition of any nonperforming loans and the inherent risk in lending, the Bancorp has established a provision for loan losses. The provision for loan losses is a reserve of funds established to absorb the inherent risk in lending, after evaluating the loan portfolio, considering current economic conditions, changes in the nature and volume of lending and past loan loss experience. In management's opinion the allowance for loan losses is adequate to absorb potential losses in the current loan portfolio. The allowance for loan losses at March 31, 1997 was $1.6 million, or 1.47% of total loans receivable and 94.1% of nonperforming loans and real estate owned, versus $1.5 million at December 31, 1996, which was 1.39% of total loans receivable and 75.5% of nonperforming loans and real estate owned.

Total other income for the three months ended March 31, 1997 was $402,426 as compared to $254,872 for the three months ended
March 31, 1996, an increase of $147,554, or 57.9%. This was primarily due to an increase in fees on deposit accounts, resulting from an increased retail deposit base.

Total operating expense increased by $185,928, or 16.0%, to $1.3 million for the three months ended March 31, 1997 from $1.2 million for the three months ended March 31, 1996. Employee compensation and benefits increased by $124,784, or 25.4%, reflecting the cost of opening one new branch in July, 1996. Premises and equipment increased by $118,579, or 36.4% which principally reflects the cost of opening one new branch in July, 1996.

	Deposit insurance assessments decreased $56,423, or 69.4%, to $24,907 for the three months ended March 31, 1997 from $81,330 for the three months ended March 31, 1996, reflecting the one-time recapitalization of the Savings Association Insurance Fund (SAIF) in the third quarter of 1996 which had the effect of reducing the ongoing periodic insurance payments.


Regulatory Capital Requirements

At March 31, 1997 the Bancorp exceeded all regulatory capital standards, which were as follows:


                    Actual Capital      Required Capital       Excess Capital
                                      (Amounts in thousands)
                   Amount      Ratio    Amount      Ratio     Amount     Ratio

Leverage
  Capital          $16,783     8.51%     $7,892     4.00%     $8,891     4.51%

Tier I
  Capital          $16,783    14.90%     $4,505     4.00%    $12,278 	10.90%

Tier I and II
  Capital          $18,194    16.15%     $9,011     8.00%     $9,183     8.15%




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

Unlike many industrial companies, substantially all of the assets and virtually all of the liabilities of the Bancorp are monetary in nature. As a result, interest rates have a more significant impact on the Bancorp's performance than the effects of general levels of inflation. Interest rates may not necessarily move in the same direction or in the same magnitude as the prices of goods and services. However, other expenses do reflect general levels of inflation.

Part II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Not applicable

Item 2.	CHANGES IN SECURITIES

Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS

The Annual Meeting of Shareholders was held on April 24,
1997 at 3:00 p.m. at the Fauquier Springs Country Club,
Springs Road, Warrenton, Virginia. The following is a summary of items voted upon at the meeting:

1. The following Directors were elected to serve three year terms expiring in the year 2000:
	Neil J. Call
	David de Give
	R. Roderick Porter

2. The appointment of Arthur Andersen, LLP as independent auditors for the year ending December
31, 1997 was approved by the following vote: For
1,326,724; Against 1909; Abstain 4175.

3. The amendment to the Bancorp's 1993 Stock Option and Incentive Plan increasing the shares authorized under the plan from 161,000 to 261,000 was approved by the following vote: For 741,281;
Against 224,293; Abstain 13,270.


Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits Required
None.

Reports on Form 8-K
No reports on Form 8-K were filed during the three months ended March 31, 1997.

Part III.	SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          SOUTHERN FINANCIAL BANCORP, INC.
                                                   (Registrant)



Date     5/14/97                          By: /s/Georgia S. Derrico
                                          Georgia S. Derrico
                                          Chairman and
                                          Chief Executive Officer
                                          (Duly Authorized Representative)



Date     5/14/97                          By: /s/William H. Lagos
                                          William H. Lagos
                                          Senior Vice President and Controller
                                          Principal Accounting Officer
                                          (Duly Authorized Representative)