Form 10-Q
period 1997-06-30
SOUTHERN FINANCIAL BANCORP INC /VA/
filed 1997-08-12
CIK 914789

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20459

                               	FORM 10-Q


              Quarterly Report under Section 13 or 15 (d)
                of the Securities Exchange Act of 1934



                        For the Quarter Ended:
                            June 30, 1997

                   Commission File Number: 0-22836
                                           _______

                   SOUTHERN FINANCIAL BANCORP, INC.



          Virginia                                       54-1779978
_______________________________                 ____________________________
(State or other jurisdiction of                 (IRS Employer Identification
incorporation or organization)                          Number.)


37 East Main Street
Warrenton, Virginia                                       20186
_______________________________________      ________________________________
(address of principal executive office)                  (Zip Code)



Registrant's Telephone Number, including area code:  (540) 349-3900



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X                                         NO
   ______                                         _____


As of August 11, 1997, there were issued 1,619,132 shares and outstanding 1,589,258 shares of the registrant's Common Stock and issued and outstanding 15,634 shares of preferred stock.

	SOUTHERN FINANCIAL BANCORP, INC.
	QUARTERLY REPORT ON FORM 10-Q
	June 30, 1997


	TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION                                   Page Number


Item 1.	Financial Statements
Consolidated Statements of Financial Condition
as of June 30, 1997 (Unaudited), and
December 31, 1996                                                     3

Consolidated Statements of Operations for the
Three and Six Months Ended June 30, 1997 and 1996
(Unaudited)                                                           4

Consolidated Statement of Changes in
Stockholders' Equity for the Six Months
Ended June 30, 1997 (Unaudited)                                       5

Consolidated Statements of Cash Flows for the
Six Months Ended June 30, 1997 and 1996
(Unaudited)                                                           6

Notes to Consolidated Financial Statements
(Unaudited)                                                       7 - 9

Item 2.	Management's Discussion and Analysis of Financial
Condition and Results of Operations                             10 - 15


PART II.	OTHER INFORMATION


Item 1. Legal Proceedings                                            16

Item 2. Changes in Securities                                        16

Item 3. Defaults upon Senior Securities                              16

Item 4. Submission of Matters to a Vote of Security Holders          16

Item 5. Other Information                                            16

Item 6. Exhibits and Reports on Form 8-K.                            16

SIGNATURES                                                           17


SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                           (UNAUDITED)
                                             June 30,             December 31,
ASSETS                                         1997                   1996

Cash and Due from Banks                  $  3,045,156            $  4,004,149
Interest Earning Deposits with Banks        1,734,218               2,395,574
Investment Securities - Available-for-Sale  4,688,621               5,099,619
Investment Securities - Held-to-Maturity   74,646,184              65,217,243
Loans Held for Sale                           262,250                 444,500
Loans Receivable, Net                     116,108,138             108,286,903
Federal Home Loan Bank Stock, at Cost         930,500                 867,600
Premises and Equipment, Net                 2,453,813               1,487,446
Interest Receivable                         1,562,051               1,328,551
Real Estate Owned                             431,249                 340,023
Other Assets                                1,453,643               1,337,114
                                         ____________            ___________
Total Assets                             $207,315,823            $190,808,722


LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                 $182,170,133            $164,279,105
Advances from Federal Home Loan Bank        6,000,000               8,500,000
Advances from Borrowers for Taxes and
   Insurance                                  135,089                 105,292
Accrued Expenses and Other Liabilities      1,642,277               1,523,373
                                          ___________             ___________
Total Liabilities                         189,947,499             174,407,770


Preferred Stock                                   156                     156
Common Stock                                   16,070                  15,941
Capital in Excess of Par Value             15,376,273              15,276,373
Retained Earnings                           2,503,872               1,655,575
Net Unrealized (Loss) on Securities
   Available-for-Sale                         (56,960)                (76,006)
Treasury Stock                               (471,087)               (471,087)
                                           __________              __________
Total Stockholders' Equity                 17,368,324              16,400,952
                                         ____________            ____________
Total Liabilities and Stockholders'
   Equity                                $207,315,823            $190,808,722




The accompanying notes are an integral part of these financial statements.

SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                  Three Months Ended       Six Months Ended
                                       June 30,                June 30,
                                   1997        1996        1997        1996
INTEREST INCOME
   Interest and Fees on Loans   $2,800,096  $2,541,305  $5,386,134  $5,122,928
   Interest and Dividends on
      Investment Securities      1,293,369   1,054,065   2,529,913   1,985,139

Total Interest Income            4,093,465   3,595,370   7,916,047   7,108,067

INTEREST EXPENSE
   Deposits                      2,053,074   1,838,115   3,993,098   3,619,223
   Borrowings                       96,493      68,679     169,902     152,004

Total Interest Expense           2,149,567   1,906,794   4,163,000   3,771,227

Net Interest Income              1,943,898   1,688,576   3,753,047   3,336,840
Provision for Loan Losses          175,000     160,000     305,000     320,000

Net Interest Income after
   Provision for Loan Losses     1,768,898   1,528,576   3,448,047   3,016,840

OTHER INCOME
   Gain on Sale of Loans            41,650      56,771      97,830     131,852
   0ther Income                    359,505     227,358     705,751     407,149

Total Other Income                 401,155     284,129     803,581     539,001

OPERATING EXPENSE
   Employee Compensation
      and Benefits                 609,176     557,306   1,225,517   1,048,863
   Premises and Equipment          458,068     375,009     902,620     732,023
   Deposit Insurance Assessments    25,431      81,399      50,338     154,176
   Professional Fees                33,030      21,000      57,413      44,000
   Other Expense                   229,637     249,398     465,289     464,957

Total Operating Expense          1,355,342   1,284,112   2,701,177   2,444,019

Income Before Income Taxes         814,711     528,593   1,550,451   1,111,822
Provision for Income Taxes         258,800     174,400     492,000     366,900

Net Income                      $  555,911  $  354,193  $1,058,451  $  744,922

Earnings per Share:
     Primary Earnings per Share $    0.34   $     0.22  $     0.65  $     0.46

     Fully Diluted Earnings
        per Share               $    0.34   $     0.22  $     0.64  $     0.46

Weighted Average Number of
     Common Shares Outstanding  1,566,943    1,529,919   1,565,603   1,526,761

The accompanying notes are an integral part of these financial statements.



SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS

PAGE 5

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                 Net Unrealized
                                                          Capital in                               Gain (Loss)           Total
                                    Preferred   Common    Excess of    Retained    Treasury       on Securities       Stockholders'
                                      Stock     Stock     Par Value    Earnings     Stock      Available-for Sale        Equity



Balance, December 31, 1996             $156     $15,941  $15,276,373  $1,655,575  $(471,087)       $(76,006)          $16,400,952
     Dividends on Preferred and
        Common Stock                     -         -          -          (97,256)      -               -                  (97,256)
     Net Unrealized Gain on
        Securities
           Available-for-Sale            -         -          -             -          -             20,980                20,980
     Net Income                          -         -          -          502,540       -               -                  502,540

Balance, March 31, 1997                $156     $15,941  $15,276,373  $2,060,859  $(471,087)       $(55,026)          $16,827,216
     Dividends on Preferred and
        Common Stock                     -         -          -         (112,898)      -               -                 (112,898)
     Options exercised                   -          129       99,900        -          -               -                  100,029
     Net Unrealized Loss on
        Securities
           Available-for-Sale            -         -          -             -          -             (1,934)               (1,934)
     Net Income                          -         -          -          555,911       -               -                  555,911

Balance, June 30, 1997                 $156     $16,070  $15,376,273  $2,503,872  $(471,087)       $(56,960)          $17,368,324



The accompanying notes are an integral part of these financial statements.

SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                          Six Months Ended
                                                              June 30,
                                                        1997            1996
Cash Flows from Operating Activities:
Net Income                                         $ 1,058,451     $   744,922
Adjustments to Reconcile Net Income to Net Cash
  Provided by (Used in) Operating Activities:
  Depreciation and Amortization                        307,003         245,811
  Provision for Loan Losses                            305,000         320,000
  Provision for Deferred Income Taxes                   (1,069)        (53,390)
  Gain on Sale of Loans                                (97,830)       (131,852)
  Amortization of Deferred Loan Fees                   (92,470)       (235,895)
  Loans Originated for Sale                         (4,429,882)     (8,788,348)
  Proceeds from Sales of Loans                       4,467,854       6,604,890
  Increase in Interest Receivable                     (233,500)       (102,737)
  Increase in Other Assets                            (115,460)         (1,801)
  Increase (Decrease) in Other Liabilities             118,904         138,056

Net Cash Provided by (Used in)
   Operating Activities                              1,287,001      (1,260,344)

Cash Flows from Investing Activities:
  Net Funding of Loans Receivable                   (8,000,591)      1,228,746
  Purchase of Investment Securities                (16,698,727)    (23,780,212)
  Paydown of Investment Securities                   7,601,760       6,603,401
  Net (Increase) Decrease in Overnight
     Earning Deposits                                  661,356        (880,121)
  Net Increase in Bank Premises and Equipment         (966,367)        (40,782)
  Investment in Real Estate Owned                      (96,226)           -
  Paydown of Real Estate Owned                           5,000          11,000
  Increase (Decrease) in Federal Home
     Loan Bank Stock                                   (62,900)         82,400

Net Cash Used in Investing Activities              (17,556,695)    (16,775,568)

Cash Flows from Financing Activities:
  Net Increase in Deposits                          17,891,028      16,527,905
  Increase (Decrease) in Advances from
     Federal Home Loan Bank                         (2,500,000)      1,500,000
  Increase in Advances from Borrowers
     for Taxes and Insurance                            29,797          65,740
  Proceeds from Stock Options Exercised                100,029         123,818
  Dividends on Preferred and Common Stock             (210,153)       (173,446)

Net Cash Provided by Financing Activities           15,310,701      18,044,017

Net Increase (Decrease) in Cash
   and Due from Banks                                 (958,993)          8,105
Cash and Due from Banks, Beginning of Period         4,004,149       3,894,884

Cash and Due from Banks, End of Period             $ 3,045,156     $ 3,902,989


The accompanying notes are an integral part of these statements.



SOUTHERN FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and, therefore, do not include all information or footnotes necessary for a fair presentation of financial position, results of operations, changes in stockholders' equity and cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for a fair presentation have been included. All adjustments are of a normal recurring nature. The results of operations for the six-month period ended June 30, 1997 are not necessarily indicative of the results of the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in Southern Financial Bancorp, Inc.'s Annual Report for the year ended December 31, 1996.

NOTE 2 - INVESTMENT SECURITIES

The portfolio of investment securities classified as available-for-sale consists of the following securities:

                               June 30, 1997             December 31, 1996
                           Amortized    Estimated      Amortized    Estimated
                             Cost       Fair Value       Cost       Fair Value

FHLMC Preferred Stock     $3,928,605    $3,845,575    $4,310,235    $4,205,287
FNMA MBS                     845,146       843,046       902,824       894,332

Total                     $4,773,751    $4,688,621    $5,213,059    $5,099,619


The FNMA mortgage backed securities classified as available-for-sale have a fixed rate of interest and an original maturity of 15 years.

The portfolio of investment securities which are classified as held-to-maturity consist of the following securities:

                               June 30, 1997             December 31, 1996
                           Amortized    Estimated      Amortized    Estimated
                             Cost       Fair Value       Cost       Fair Value

FHLB Intermediate Notes  $ 3,000,000   $ 2,997,109   $ 2,000,000   $ 2,001,875
FHLB Zero Coupon Notes       617,036       611,641          -             -
FHLMC MBS                  6,635,130     6,662,917     7,300,246     7,268,332
FNMA MBS                  24,485,272    24,472,148    21,981,743    21,840,553
GNMA MBS                  34,332,948    34,499,970    27,387,797    27,437,141
CMO                        5,575,798     5,502,562     6,547,457     6,426,176

Total                    $74,646,184   $74,746,347   $65,217,243   $64,974,077


The FHLB notes are due in August, 2002 and earlier and are callable at the option of the issuer at varying times.
The FHLB Zero Coupon Notes are due in 2012 and are callable at the option of the issuer commencing June 27, 1998. The remainder of the securities classified as held-to-maturity are all mortgage backed securities. $13.0 million of the mortgage backed securities have fixed rates of interest and original maturities of 15 years. The interest rates on $9.5 million of the mortgage backed securities are indexed to the 11th District and national cost of funds indices and adjust monthly. The interest rates on the balance of the mortgage backed securities, $48.5 million, are indexed to the one year constant maturity treasury index and adjust annually or more frequently.

NOTE 3 - LOANS RECEIVABLE

Loans receivable consist of the following:

                                      June 30, 1997          December 31, 1996
Real estate mortgage loans:
   Permanent
      Residential                     $ 33,555,283            $ 35,032,684
      Nonresidential                    48,001,521              46,548,847
   Construction
      Residential                        4,136,226               5,616,121
      Nonresidential                    12,323,677               7,510,374

Business                                17,102,742              12,197,921
Consumer                                 3,081,260               3,294,171

   Total loans receivable              118,200,709             110,200,118

Less:
   Deferred loan fees, net                (490,642)               (412,274)
   Allowance for loan losses            (1,601,929)             (1,500,941)

Loans receivable, net                 $116,108,138            $108,286,903


The following sets forth information regarding the allowance for loan losses:

                                        Six Months                 Year
                                           Ended                   Ended
                                       June 30, 1997         December 31, 1996

Balance, beginning of period            $1,500,941              $1,190,249
Charge-offs                               (223,414)               (389,249)
Recoveries                                  19,402                   4,941
Provision charged to operations            305,000                 695,000

Balance, end of period                  $1,601,929              $1,500,941



NOTE 4 - ADVANCES FROM FEDERAL HOME LOAN BANK

At June 30, 1997, advances from the Federal Home Loan Bank ("FHLB") of Atlanta totaled $6.0 million which consisted of $4.0 million of advances which reprice daily but may be prepaid at any time without penalty and $2.0
million of fixed rate advances maturing in January, 1998.   At December 31,
1996, advances from the FHLB of Atlanta totaled $8.5 million.

These advances are made under a credit availability agreement with the FHLB of Atlanta totaling $25 million. The agreement does not have a maturity date and advances are made at the FHLB of Atlanta's discretion.


NOTE 5 - STOCKHOLDERS' EQUITY

At June 30, 1997 and December 31, 1996, the Bancorp had
15,634 shares of 6% cumulative convertible preferred stock issued and outstanding. Par value is $0.01 per share. Five hundred thousand shares are authorized. Each share of the Bancorp's preferred stock is convertible to 1.61 shares of common stock. The preferred stock has an annual dividend rate of 6%. Dividends are payable quarterly and are cumulative.

At June 30, 1997 the Bancorp had 1,607,029 shares of common stock issued and 1,577,155 shares of common stock outstanding, while at December 31, 1996, the Bancorp had 1,594,122 shares of common stock issued and 1,564,248 shares of common stock outstanding. On June 12, 1997 12,907 new shares were issued as a result of the exercise of a stock option. The par value is $0.01 per share. There were 5,000,000 shares authorized by the Bancorp's charter. The Bancorp's board of directors declared a 10 percent stock dividend in July, 1996. Prior period earnings per share amounts have been restated to reflect the effect of this dividend.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Total assets of Southern Financial Bancorp, Inc. (the "Bancorp") at June 30, 1997 were $207.3 million, an increase of $16.5 million, or 8.7%, from total assets of $190.8 million at December 31, 1996. Total liabilities increased by $15.5 million, or 8.9%, to $189.9 million at June 30, 1997 from $174.4 million at December 31, 1996.

The increase in total assets resulted from increases of $7.8 million in total loans receivable, net and $9.4 million in investment securities (held-to-maturity) from December 31, 1996 to June 30, 1997.

Although total loans receivable, net increased by $7.8 million, or 7.2%, to $116.1 million at June 30, 1997 from $108.3 million at December 31, 1996, a shift occurred in the composition of the categories. The principal changes were an increase in non-residential construction mortgage loans of $4.8 million and an increase in non-mortgage business loans of $4.9 million. These increases were offset by decreases in residential permanent and construction loans totaling $3.0 million, reflecting a change in emphasis on the part of the Bancorp from residential mortgage lending to business lending.

Investment securities available-for-sale declined to $4.7 million at June 30, 1997 from $5.1 million at December 31, 1996, primarily due to the fact that $375,000 of FHLMC Preferred Stock was called by the issuer. At
June 30, 1997 investment securities available-for-sale consisted entirely of Federal Home Loan Mortgage Corporation ("FHLMC") preferred stock and 15 year Federal National Mortgage Association (FNMA) mortgage backed securities and were recorded at current market value.

Investment securities held-to-maturity increased by $9.4 million, or 14.5%, to $74.6 million at June 30, 1997 from $65.2 million at December 31, 1996. This increase was due to the purchase of $1.6 million of Federal Home
Loan Bank securities and a net increase in mortgage backed securities of $7.8 million during the six months ended June 30, 1997.

The increase in total assets was funded by an increase in customer deposits of $17.9 million, or 10.9%, to $182.2 million at June 30, 1997 from $164.3 million at December 31, 1996. Part of the increase in customer deposits went to fund a decrease of $2.5 million in advances from the Federal Home Loan Bank ("FHLB") of Atlanta which decreased from $8.5 million at December 31, 1996 to $6.0 million at June 30, 1997. At June 30, 1997 the advances from the FHLB of Atlanta consisted of $4.0 million of adjustable-rate advances and $2.0 million of fixed-rate advances all of which mature in one year or less.

The primary sources of funds for operations of the Bancorp include principal repayments on loans, sales of loans and mortgage-backed securities, and new savings deposits and borrowings. The Bancorp had outstanding commitments under existing construction loan agreements to fund loans approximating $8.2 million at June 30, 1997.
In the opinion of management, the Bancorp's liquid assets are adequate to meet commitments for loan fundings and other obligations and expenditures.



Results of Operations

The Bancorp's principal sources of revenues are interest and fees on loans and mortgage-backed securities and interest and dividends on investments as well as service fees on deposit accounts. Net income is affected by operating expenses and interest paid on deposits and borrowings from the Federal Home Loan Bank of Atlanta.

The following table presents, for periods indicated, average monthly balances of and weighted average yields on interest-earning assets and average balances and weighted average effective interest paid on interest-bearing liabilities. Calculations have been made utilizing month-end average balances for all balnace sheet categories except for borowings which utilize daily average balances.

                                                Six Months Ended June 30,
                                               1997                  1996
                                                   Average              Average
                                         Average   Yield/     Average   Yield/
                                         Balance    Rate      Balance    Rate
                                               (Dollars in Thousands)
Interest-Earning Assets:
   Loans Receivable                     $113,147    9.52%    $104,911    9.77%
   Investment Securities                  78,878    6.41       62,796    6.32
      Total Interest-Earning
         Assets                          192,025    8.24      167,707    8.48

Interest-Bearing Liabilities:
   Deposits                              173,353    4.64      152,501    4.79
   Borrowings                              6,173    5.55        5,538    5.53
      Total Interest-Bearing
          Liabilities                   $179,526    4.67%    $158,039    4.82%

Average Dollar Difference
   Between Interest-Earning
      Assets and Interest-Bearing
          Liabilities                   $ 12,499             $  9,668

Interest Rate Spread                                3.57%                3.66%

Interest Margin                                     3.87%                3.94%

The following table presents information regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to changes in volume (change in volume multiplied by old rate), changes in rate (change in rate multiplied by old volume), and changes in rate-volume (change in rate multiplied by the change in volume).


                                          For the Six Months Ended
                                                June 30, 1997
                                                   Versus
                                                June 30, 1996
                                           (Dollars in Thousands)
                                                          Rate/
                                  Volume      Rate       Volume       Net

Interest Income:
   Loans Receivable                $402      ($131)       ($10)       $261
   Investment Securities            508         28           7         543
      Total Interest Income         910      ( 103)       (  3)        804

Interest Expense:
   Deposits                         499      ( 114)       ( 16)        369
   Borrowings                        18          0           0          18
      Total Interest Expense        517      ( 114)       ( 16)        387

Net Interest Income                $393       $ 11         $13        $417


The Bancorp recorded net income of $1,058,451 for the six months ended June 30, 1997, compared to $744,922 for the six months ended June 30, 1996, an increase of $313,529, or 42.1%. Primary earnings per share were $0.65 and $0.46 for the six months ended June 30, 1997 and 1996, respectively. Weighted average shares of common stock outstanding were 1,565,603 and 1,526,761 for the same periods in 1997 and 1996, respectively. As explained in footnote 6, in order to provide consistency, the weighted average number of common shares outstanding for current and prior periods have been adjusted to give effect to a 10% stock dividend in July, 1996.

Net interest income before provision for loan losses for the six months ended June 30, 1997 was $3.8 million, an increase of $416,207, or 12.5%, from $3.3 million for the six months ended June 30, 1996. The increase resulted primarily from a growth in average interest-earning assets, which was partially offset by a decrease in interest margin. Total interest-earning assets in the six months ended June 30, 1997 averaged $192.0 million as compared to $167.7 million for the same period in 1996. For the six months ended June 30, 1997 the interest rate spread was 3.57%, a decrease of 9 basis points from 3.66% for the six months ended June 30, 1996. The yield on interest-earning assets decreased by 24 basis points from 8.48% for the six months ended June 30, 1996 to 8.24% for the six months ended June 30, 1997. The cost of interest bearing liabilities decreased by 15 basis points to 4.67% for the six months ended June 30, 1997 from 4.82% for the six months ended June 30, 1996.

For the three months ended June 30, 1997, the Bancorp recorded net income of $555,911 as compared to $354,193 for the three months ended June 30, 1996, an increase of $201,718, or 57.0%. Primary earnings per share were $0.34 and $0.22 for the three months ended June 30, 1997 and 1996, respectively. Weighted average shares of common stock outstanding were 1,566,943 and 1,529,919 for the same periods in 1997 and 1996, respectively.


Net interest income before provision for loan losses for the three months ended June 30, 1997 was $1.9 million, an increase of $255,322, or 15.1%, from $1.7 million for the three months ended June 30, 1996. The increase resulted primarily from a growth in average interest-earning assets, which was partially offset by a decrease in interest margin.

Total interest income increased by $807,980, or 11.4%, to $7.9 million for the six months ended June 30, 1997 from $7.1 million for the six months ended June 30, 1996. This increase was primarily due to an increase in average loans receivable of $8.2 million from $104.9 million in the six months ended June 30, 1996 to $113.1 million in the six months ended June 30, 1997 and to an increase of $16.1 million in average investment securities to $78.9 million for the six months ended June 30, 1997 from $62.8 million for the six months ended June 30, 1996. In addition, there was as an increase in the average yield on investment securities from 6.32% to 6.41% for the same periods. The yield on average loans receivable for the six months ended June 30, 1997 was 9.52%, a decrease of 25 basis points from 9.77% for the six months ended June 30, 1996.

Total interest expense increased by $391,773, or 10.4%, to $4.2 million for the six months ended June 30, 1997 from $3.8 million for the six months ended June 30, 1996, primarily due to an increase in customer deposits which averaged $173.4 million for the six months ended June 30, 1997, up $20.9 million from $152.5 million for the six months ended June 30, 1996. This was offset, however, by a decrease in the average effective rate paid on deposits of 15 basis points to 4.64% in the 1997 period from 4.79% in the 1996 period. FHLB of Atlanta advances averaged $6.2 million for the six months ended June 30, 1997, an increase of $635,000 from $5.5 million for the six months ended June 30, 1996. The average effective rate paid on FHLB of Atlanta advances increased to 5.55% for the six months ended June 30, 1997 from 5.53% for the same period in 1996.

The provision for loan losses for the six months ended June 30, 1997 was $305,000, as compared to $320,000 for the six months ended June 30, 1996. In recognition of any nonperforming loans and the inherent risk in lending, the Bancorp has established a provision for loan losses. The provision for loan losses is a reserve of funds established to absorb the inherent risk in lending, after evaluating the loan portfolio, considering current economic conditions, changes in the nature and volume of lending and past loan loss experience. In management's opinion the allowance for loan losses is adequate to absorb potential losses in the current loan portfolio. The allowance for loan losses at June 30, 1997 was $1.6 million, or 1.4% of total loans receivable and 91.9% of nonperforming loans and real estate owned, versus $1.5 million at December 31, 1996, which was 1.4% of total loans receivable and 75.5% of nonperforming loans and real estate owned.


Total other income for the six months ended June 30, 1997 was $803,581 as compared to $539,001 for the six months ended June 30, 1996, an increase of $264,580, or 49.1%. This was primarily due to an increase in fees on deposit accounts, resulting from an increased retail deposit base, and was offset by a decline in the gain on sale of loans of $34,022.


Total operating expense increased by $257,158, or 10.5%, to $2.7 million for the six months ended June 30, 1997 from $2.4 million for the six months ended June 30, 1996. Employee compensation and benefits increased by $176,654, or 16.8%, reflecting the cost of opening one new branch in Winchester in July, 1996, as well as normal growth of the Bancorp. Premises and equipment increased by $170,597, or 23.3% which principally reflects the cost of opening the new branch in Winchester in July, 1996, as well as investment in new computers and the upgrading of existing equipment.

Deposit insurance assessments decreased $103,838, or 67.4%, to $50,338 for the six months ended June 30, 1997 from $154,176 for the six months ended June 30, 1996 as a result of the reduction in the periodic insurance payments to the Savings Association Insurance Fund (SAIF) which occurred after the one-time recapitalization of the fund in the third quarter of 1996.

Regulatory Capital Requirements

At June 30, 1997 the Bancorp exceeded all regulatory capital standards, which were as follows:


                    Actual Capital     Required Capital     Excess Capital
                                    (Amounts in thousands)
                    Amount    Ratio     Amount    Ratio     Amount    Ratio

Leverage
  Capital          $17,176     8.39%    $8,184    4.00%      $8,992    4.39%

Tier I
  Capital          $17,176    14.48%    $4,746    4.00%     $12,430   10.48%

Tier I and II
  Capital          $18,661    15.73%    $9,493    8.00%      $9,168    7.73%




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

Impact of Accounting Pronouncements

In February 1997, the Financial Accounting Standards board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" (EPS). This statement, which supersedes APB Opinion No. 15, simplifies the standards for computing EPS and makes them comparable to international standards. SFAS No. 128 replaces the current "primary" and "fully diluted" earnings per share with "basic" and "diluted" earnings per share. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock that then shared in the earnings or the company. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for the periods ending after December 15, 1997. Early application is not permitted and prior period restatement is required. Management has not yet determined the impact, if any, of this statement on the Bancorp.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 130, Reporting Comprehensive Income. This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The statement does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Management has not yet determined the impact, if any, of this statement on the Bancorp.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 131, Disclosure About Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments
in interim financial reports issued to shareholders.   It also
establishes standards for related disclosures about products and services, geographical areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. Management has not yet determined the impact, if any, of this statement on the Bancorp.

SOUTHERN FINANCIAL BANCORP, INC.

Part II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Not applicable

Item 2.	CHANGES IN SECURITIES

Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Anual Meeting of Shareholders was held on April 24, 1997 at 3:00 p.m. at the Fauquier Springs Country Club, Springs Road, Warrenton, Virginia. The following is a summary of items voted upon at the meeting:

1. The following Directors were elected to serve three year terms expiring in the year 2000:
          Neil J. Call
          David de Give
          R. Roderick porter

2. The appointment of Arthur Andersen, LLP as independent auditors for the year ending December 31, 1997 was approved by the following vote:
   For 1,326,724; Against 1,909; Abstain 4,175.

3. The amendment to the Bancorp's 1993 stock Option and Incentive Plan increasing the shares authorized under the plan from 161,000 to 261,000 was approved by the following vote: For 741,281; Against 224,293; Abstain 13,270.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits Required
None.

Reports on Form 8-K
The Bancorp filed a report on Form 8-K on July 3, 1997 in connection with the termination by the Bancorp on June 26, 1997 of the services of Arthur Andersen LLP as independent accountants of the Bancorp and the engagement of KPMG Peat Marwick LLP as new independent accountants for the Bancorp.


SOUTHERN FINANCIAL BANCORP, INC.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         SOUTHERN FINANCIAL BANCORP, INC.
                                 (Registrant)



Date     8/12/97                        By: /s/Georgia S. Derrico
                                            Georgia S. Derrico
                                            Chairman and
                                            Chief Executive Officer
                                            (Duly Authorized Representative)



Date     8/12/97                        By: /s/William H. Lagos
                                            William H. Lagos
                                            Senior Vice President and Controller
                                            Principal Accounting Officer
                                            (Duly Authorized Representative)