Form 10-Q
period 1997-09-30
SOUTHERN FINANCIAL BANCORP INC /VA/
filed 1997-11-06
CIK 914789

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20459


                                    FORM 10-Q


                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



                             For the Quarter Ended:
                               September 30, 1997

                                     0-22836
                                 ---------------
                              Commission File No.:

                        SOUTHERN FINANCIAL BANCORP, INC.



            Virginia                           54-1779978
     --------------------               -------------------------
 (State or other jurisdiction of     (IRS Employer Identification Number)
  incorporation or organization)


        37 East Main Street
        Warrenton, Virginia                              20186
   --------------------------               --------------------------
(address of principal executive office)                (Zip Code)



Registrant's Telephone Number, including area code:  (540) 349-3900



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              YES   X                                              NO _____
                  -----


As of October 23, 1997, there were issued 1,619,132 shares and outstanding 1,589,258 shares of the registrant's Common Stock and issued and outstanding 15,634 shares of preferred stock.

                        SOUTHERN FINANCIAL BANCORP, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                               September 30, 1997


                                TABLE OF CONTENTS


                                                                                                            Page
PART I.  FINANCIAL INFORMATION                                                                             Number
                                                                                                           ------
Item 1.  Financial Statements

                  Consolidated Statements of Financial Condition
                  as of September 30, 1997, and
                  December 31, 1996 (Unaudited)                                                                3

                  Consolidated Statements of Operations for the
                  Three and Nine Months Ended September 30, 1997 and 1996
                  (Unaudited)                                                                                  4

                  Consolidated Statement of Changes in
                  Stockholders' Equity for the Nine Months
                  Ended September 30, 1997 (Unaudited)                                                         5

                  Consolidated Statements of Cash Flows for the
                  Nine Months Ended September 30, 1997 and 1996
                  (Unaudited)                                                                                  6

                  Notes to Consolidated Financial Statements
                  (Unaudited)                                                                              7 - 9

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                    10 - 15


PART II. OTHER INFORMATION


Item 1.  Legal Proceedings                                                                                    16

Item 2.  Changes in Securities                                                                                16

Item 3.  Defaults upon Senior Securities                                                                      16

Item 4.  Submission of Matters to a Vote of Security Holders                                                  16

Item 5.  Other Information                                                                                    16

Item 6.  Exhibits and Reports on Form 8-K.                                                                    16

SIGNATURES                                                                                                    17


SOUTHERN FINANCIAL BANK
FINANCIAL STATEMENTS (UNAUDITED)

                                                                 September 30,          December 31,
                                                                      1997                  1996
                                                              -------------------    ------------------
ASSETS
Cash and Due From Banks                                             $ 5,119,246           $ 4,004,149
Interest Bearing Deposits with Banks                                    671,865             2,395,574
Investment Securities - Available for Sale                            4,664,795             5,099,619
Investment Securities - Held to Maturity                             81,644,581            65,217,243
Loans Held for Sale                                                     403,000               444,500
Loans Receivable, Net                                               122,661,915           108,286,903
Federal Home Loan Bank Stock, at Cost                                   930,500               867,600
Premises and Equipment, Net                                           2,435,166             1,487,446
Interest Receivable                                                   1,588,205             1,328,551
Real Estate Owned                                                        96,226               340,023
Other Assets                                                          1,076,524             1,337,114
                                                             -------------------    ------------------

Total Assets                                                      $ 221,292,023         $ 190,808,722
                                                             ===================    ==================


LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                          $ 193,455,728         $ 164,279,105
Advances from Federal Home Loan Bank                                  8,000,000             8,500,000
Accrued Expenses and Other Liabilities                                1,964,478             1,628,665
                                                             -------------------    ------------------

Total Liabilities                                                   203,420,206           174,407,770
                                                             -------------------    ------------------


Preferred Stock                                                             156                   156
Common Stock                                                             16,191                15,941
Capital in Excess of Par Value                                       15,536,231            15,276,373
Retained Earnings                                                     2,829,831             1,655,575
Treasury Stock,at Cost (29,874 shares)                                 (471,087)             (471,087)
Net Unrealized Loss on Securities Available for Sale                    (39,505)              (76,006)
                                                             -------------------    ------------------

Total Stockholders'  Equity                                          17,871,817            16,400,952
                                                             -------------------    ------------------

Total Liabilities & Stockholders' Equity                          $ 221,292,023         $ 190,808,722
                                                             ===================    ==================



   The accompanying notes are an integral part of these financial statements.

SOUTHERN FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

                                          Three Months Ended                  Nine Months Ended
                                             September 30,                      September 30,
                                         1997             1996              1997             1996
                                    --------------------------------   --------------------------------
INTEREST INCOME
  Loans                                $ 3,023,761      $ 2,558,981       $ 8,409,895      $ 7,681,909
  Investment Securities                  1,418,003        1,153,805         3,947,916        3,138,944
                                    ---------------   --------------   ---------------   --------------

Total Interest Income                    4,441,764        3,712,786        12,357,811       10,820,853
                                    ---------------   --------------   ---------------   --------------

INTEREST EXPENSE
  Deposits                               2,284,137        1,889,242         6,277,235        5,508,465
  Borrowings                                76,772           94,807           246,674          246,811
                                    ---------------   --------------   ---------------   --------------

Total Interest Expense                   2,360,909        1,984,049         6,523,909        5,755,276
                                    ---------------   --------------   ---------------   --------------

Net Interest Income                      2,080,855        1,728,737         5,833,902        5,065,577
Provision for Loan Losses                  255,000          190,000           560,000          510,000
                                    ---------------   --------------   ---------------   --------------

Net Interest Income After Provision      1,825,855        1,538,737         5,273,902        4,555,577
                                    ---------------   --------------   ---------------   --------------

OTHER INCOME
  Gain on Sale of Loans                     48,151           16,177           145,981          148,029
  Fee Income                               367,097          244,783           974,983          603,124
  Other Income                              47,671           26,225           145,536           75,033
                                    ---------------   --------------   ---------------   --------------

Total Other Income                         462,919          287,185         1,266,500          826,186
                                    ---------------   --------------   ---------------   --------------

OPERATING EXPENSE
  Employee Compensation and Benefits       632,369          536,441         1,857,886        1,585,304
  Premises and Equipment                   504,514          423,479         1,407,134        1,155,502
  Deposit Insurance Assessments             27,490          952,517            77,828        1,106,693
  Professional Fees                         29,339           21,115            86,752           65,115
  Advertising Expense                       57,120           26,115           149,878           99,130
  Other Expense                            200,695          201,372           573,226          593,314
                                    ---------------   --------------   ---------------   --------------

Total Operating Expense                  1,451,527        2,161,039         4,152,704        4,605,058
                                    ---------------   --------------   ---------------   --------------

Income Before Income Taxes                 837,247         (335,117)        2,387,698          776,705
Provision for Income Taxes                 269,500         (110,600)          761,500          256,300
                                    ---------------   --------------   ---------------   --------------

Net Income                               $ 567,747       $ (224,517)      $ 1,626,198        $ 520,405
                                    ===============   ==============   ===============   ==============

Earnings Per Share
    Primary                                 $ 0.34          $ (0.14)           $ 1.00           $ 0.32
                                    ===============   ==============   ===============   ==============
    Fully Diluted                           $ 0.34          $ (0.14)           $ 0.97           $ 0.32
                                    ===============   ==============   ===============   ==============
Weighted Average Number of Primary
    Common Shares Outstanding            1,643,925        1,628,291         1,618,928        1,602,638

   The accompanying notes are an integral part of these financial statements.
                                       4

SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                          Capital in
                                                 Preferred             Common             Excess of            Retained
                                                   Stock               Stock              Par Value            Earnings
                                         ----------------------------------------------------------------------------------------
Balance, December 31, 1996                           $ 156             $ 15,941         $ 15,276,373         $ 1,655,575

    Dividends on Preferred and
      Common Stock                                                                                               (97,256)
    Net Unrealized Gain on
      Securities Available-for-Sale
    Net Income                                                                                                   502,540
                                         ----------------------------------------------------------------------------------------

Balance, March 31, 1997                                156               15,941           15,276,373           2,060,859

    Dividends on Preferred and
      Common Stock                                                                                              (112,898)
    Options Exercised                                                       129               99,900
    Net Unrealized Loss on
      Securities Available-for-Sale
    Net Income                                                                                                   555,911
                                         ----------------------------------------------------------------------------------------

Balance, June 30, 1997                               $ 156             $ 16,070         $ 15,376,273         $ 2,503,872

    Dividends on Preferred and
      Common Stock                                                                                              (241,788)
    Options Exercised                                                       121              159,958
    Net Unrealized Gain on
      Securities Available-for-Sale
    Net Income                                                                                                   567,747
                                         ----------------------------------------------------------------------------------------

Balance, September 30, 1997                          $ 156             $ 16,191         $ 15,536,231         $ 2,829,831
                                         ========================================================================================

                                                                   Net Unrealized
                                                                     Gain (Loss)            Total
                                                   Treasury          on Securities       Stockholders'
                                                     Stock          Available-for-sale      Equity
                                               ------------------------------------------------------
Balance, December 31, 1996                       $ (471,087)          $ (76,006)        $ 16,400,952

    Dividends on Preferred and
      Common Stock                                                                           (97,256)
    Net Unrealized Gain on
      Securities Available-for-Sale                                      20,980               20,980
    Net Income                                                                               502,540
                                               ------------------------------------------------------

Balance, March 31, 1997                            (471,087)            (55,026)          16,827,216

    Dividends on Preferred and
      Common Stock                                                                          (112,898)
    Options Exercised                                                                        100,029
    Net Unrealized Loss on
      Securities Available-for-Sale                                      (1,934)              (1,934)
    Net Income                                                                               555,911
                                               ------------------------------------------------------

Balance, June 30, 1997                           $ (471,087)          $ (56,960)        $ 17,368,324

    Dividends on Preferred and
      Common Stock                                                                          (241,788)
    Options Exercised                                                                        160,079
    Net Unrealized Gain on
      Securities Available-for-Sale                                      17,455               17,455
    Net Income                                                                               567,747
                                               ------------------------------------------------------

Balance, September 30, 1997                      $ (471,087)          $ (39,505)        $ 17,871,817
                                               ======================================================

   The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                             Nine Months Ended
                                                                               September 30,
                                                                      --------------------------------
                                                                          1997              1996
                                                                      --------------   ---------------
Cash flows from operating activities:
Net Income                                                              $ 1,626,198         $ 520,405
Adjustments to reconcile net income to
net cash provided by operating activities:
    Depreciation and amortization                                           439,505           398,030
    Provision for loan losses                                               560,000           510,000
    Provision for deferred income taxes                                       8,992           (58,299)
    Gain on sale of loans                                                  (145,981)         (148,029)
    Amortization of deferred loan fees                                     (177,101)         (254,986)
    Loans originated for sale                                            (6,496,182)       (9,121,278)
    Proceeds from sales of loans                                          6,554,231         7,471,656
    Increase in interest receivable                                        (259,654)         (223,805)
   (Increase)decrease in other assets                                       251,598          (396,720)
    Increase in other liabilities                                           248,846           902,517
                                                                      --------------   ---------------

Net cash provided by operating activities                                 2,610,452          (400,509)
                                                                      --------------   ---------------

Cash flows from investing activities:
    Net fundings of loans receivable                                    (15,217,497)       (2,289,604)
    Purchase of investment securities                                   (29,446,224)      (29,796,728)
    Paydowns of investment securities                                    13,512,582         9,007,597
    (Increase) decrease in overnight earning deposits, net                1,723,710        (1,004,397)
    Increase in bank premises and equipment, net                           (947,720)         (580,346)
    Investment in Real Estate Owned                                         (96,226)                -
    Sale of Real Estate Owned                                               340,023            14,000
    (Increase) decrease in Federal Home Loan Bank stock                     (62,900)           82,400
                                                                      --------------   ---------------

Net cash used in investing activities                                   (30,194,252)      (24,567,078)
                                                                      --------------   ---------------

Cash flows from financing activities:
    Net increase in deposits                                             29,176,623        19,809,140
    Increase (decrease) in advances from FHLB                              (500,000)        5,000,000
    Increase in advances from borrowers for taxes and insurance              86,967           120,526
    Proceeds from Stock Options Exercised                                   260,108           123,831
    Dividends on preferred and common stock                                (324,801)         (263,812)
                                                                      --------------   ---------------

Net cash provided by financing activities                                28,698,897        24,789,685
                                                                      --------------   ---------------

Net increase (decrease) in cash and due from banks                        1,115,097          (177,902)

Cash and due from banks, beginning of period                              4,004,149         3,894,884
                                                                      --------------   ---------------

Cash and due from banks, end of period                                  $ 5,119,246       $ 3,716,982
                                                                      ==============   ===============



   The accompanying notes are an integral part of these financial statements.

SOUTHERN FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and, therefore, do not include all information or footnotes necessary for a fair presentation of financial position, results of operations, changes in stockholders' equity and cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for a fair presentation have been included. All adjustments are of a normal recurring nature. The results of operations for the nine-month period ended September 30, 1997 are not necessarily indicative of the results of the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in Southern Financial Bancorp, Inc.'s (the "Bancorp") Annual Report for the year ended December 31, 1996.

NOTE 2 - INVESTMENT SECURITIES

    The portfolio of investment securities classified as available-for-sale consists of the following securities:


                               September 30, 1997                  December 31, 1996
                        ----------------------------------  ---------------------------------
                           Amortized           Fair           Amortized           Fair
                             Cost              Value             Cost             Value
                        ----------------  ----------------  ---------------  ----------------
FHLMC Preferred Stock       $ 3,907,233       $ 3,845,575      $ 4,310,235       $ 4,205,287
FNMA MBS                        816,245           819,220          902,824           894,332
                        ----------------  ----------------  ---------------  ----------------

Total                       $ 4,723,478       $ 4,664,795      $ 5,213,059       $ 5,099,619
                        ================  ================  ===============  ================

The FNMA mortgage backed securities classified as available-for-sale have a fixed rate of interest and an original maturity of 15 years.

The portfolio of investment securities which are classified as held-to-maturity consist of the following securities:


                                     September 30, 1997                  December 31, 1996
                             ----------------------------------  ---------------------------------
                                Amortized           Fair           Amortized           Fair
                                  Cost              Value             Cost             Value
                             ----------------  ----------------  ---------------  ----------------
FHLB Intermediate Notes          $ 1,000,000       $ 1,001,875      $ 2,000,000       $ 2,001,875
FHLB Zero Coupon Notes               629,361           623,750                -                 -
FHLMC MBS                          6,408,607         6,441,703        7,300,246         7,268,332
FNMA MBS                          28,849,122        28,973,983       21,981,743        21,840,553
GNMA MBS                          39,876,919        40,099,545       27,387,797        27,437,141
CMO                                4,880,572         4,820,058        6,547,457         6,426,176
                             ----------------  ----------------  ---------------  ----------------

                                $ 81,644,581      $ 81,960,914     $ 65,217,243      $ 64,974,077
                             ================  ================  ===============  ================

     The FHLB notes have fixed rates of interest, are due in August, 2002 and are callable quarterly at the option of the issuer. The FHLB Zero Coupon Notes have fixed rates of interest, are due in 2012 and are callable semi-annually at the option of the issuer commencing June 27, 1998. The remainder of the securities classified as held-to-maturity are all mortgage backed securities. $18.1 million of the mortgage backed securities have fixed rates of interest and original maturities of 15 years. The interest rates on $8.6 million of the mortgage backed securities are indexed to the 11th District and national cost of funds indices and adjust annually or more frequently. The interest rates on the balance of the mortgage backed securities, $53.3 million, are indexed to the one year constant maturity treasury index and adjust annually or more frequently.

NOTE 3 - LOANS RECEIVABLE

     Loans receivable consist of the following:

                                                   September 30,            December 31,
                                                        1997                    1996
                                                 -------------------      ------------------
Mortgages:
    Residential                                        $ 30,652,932            $ 35,032,684
    Nonresidential                                       52,957,960              46,548,847
    Construction:
       Residential                                        5,635,113               5,616,121
       Nonresidential                                    12,247,326               7,510,374
Non-Mortgages:
    Business                                             20,436,994              12,197,921
    Consumer                                              3,084,290               3,294,171
                                                 -------------------      ------------------
         Total loans receivable                         125,014,615             110,200,118
  Less:
     Deferred loan fees, net                                570,815                 412,274
     Allowance for loan losses                            1,781,885               1,500,941
                                                 ===================      ==================
             Loans receivable, net                    $ 122,661,915           $ 108,286,903
                                                 ===================      ==================

     The following sets forth information regarding the allowance for loan losses:

                                                    Nine Months
                                                       Ended                 Year Ended
                                                      9/30/97                 12/31/96
                                                 ------------------       ------------------

Allowance at Beginning of Period                       $ 1,500,941              $ 1,190,249

Provision for Losses Charged to Income                     560,000                  695,000
Charge-offs                                               (299,171)                (389,249)
Recoveries                                                  20,115                    4,941
                                                 ------------------       ------------------

Allowance at End of Period                             $ 1,781,885              $ 1,500,941
                                                 ==================       ==================

NOTE 4 - ADVANCES FROM FEDERAL HOME LOAN BANK

     At September 30, 1997, advances from the Federal Home Loan Bank ("FHLB") of Atlanta totaled $8.0 million which consisted of $6.0 million of advances which reprice daily but may be prepaid at any time without penalty and $2.0 million of fixed rate advances maturing in January, 1998. At December 31, 1996, advances from the FHLB of Atlanta totaled $8.5 million.

     These advances are made under a credit availability agreement with the FHLB of Atlanta totaling $25 million. The agreement does not have a maturity date and advances are made at the FHLB of Atlanta's discretion.


NOTE 5 - STOCKHOLDERS' EQUITY

    At September 30, 1997 and December 31, 1996, the Bancorp had 15,634 shares of 6% cumulative convertible preferred stock issued and outstanding. Par value is $0.01 per share. Five hundred thousand shares are authorized.

    Each share of the Bancorp's preferred stock is convertible to 1.61 shares of common stock. The preferred stock has an annual dividend rate of 6%. Dividends are payable quarterly and are cumulative.

    At September 30, 1997 the Bancorp had 1,619,132 shares of common stock issued and 1,589,258 shares of common stock outstanding, while at December 31, 1996, the Bancorp had 1,594,122 shares of common stock issued and 1,564,248 shares of common stock outstanding. In June and July, 1997 a total of 25,010 new shares were issued as a result of the exercise of stock options. The par value is $0.01 per share. There were 5,000,000 shares authorized by the Bancorp's charter. The Bancorp's board of directors declared a 10 percent stock dividend in July, 1996.

SOUTHERN FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Financial Condition

         Total assets of Southern Financial Bancorp, Inc. (the "Bancorp") at September 30, 1997 were $221.3 million, an increase of $30.5 million, or 16.0%, from total assets of $190.8 million at December 31, 1996. Total liabilities increased by $29.0 million, or 16.6%, to $203.4 million at September 30, 1997 from $174.4 million at December 31, 1996.

         The increase in total assets resulted from increases of $14.4 million in net total loans receivable and $16.4 million in investment securities held to maturity from December 31, 1996 to September 30, 1997.

         Although net total loans receivable increased by $14.4 million, or 13.3%, to $122.7 million at September 30, 1997 from $108.3 million at December 31, 1996, a shift occurred in the composition of the categories. The principal changes were an increase in non-residential mortgage loans of $6.4 million, an increase in non-residential construction loans of $4.7 million, and an increase in non-mortgage business loans of $8.2 million. These increases were offset by a decrease in residential permanent loans of $4.4 million, reflecting an ongoing change in emphasis on the part of the Bancorp from residential mortgage lending to business lending.

         Investment securities available for sale declined to $4.7 million at September 30, 1997 from $5.1 million at December 31, 1996, primarily due to the fact that $375,000 of FHLMC Preferred Stock was called by the issuer. At September 30, 1997 investment securities available for sale consisted entirely of Federal Home Loan Mortgage Corporation ("FHLMC") preferred stock and 15 year Federal National Mortgage Association (FNMA) mortgage backed securities and were recorded at current market value.

         Investment securities held to maturity increased by $16.4 million, or 25.2%, to $81.6 million at September 30, 1997 from $65.2 million at December 31, 1996. This increase was due to the purchase of $29.4 million in securities offset by paydowns of securities of $13.5 million during the nine months ended September 30, 1997.

         The increase in total assets was funded by an increase in customer deposits of $29.2 million, or 17.8%, to $193.5 million at September 30, 1997 from $164.3 million at December 31, 1996. Part of the increase in customer deposits went to fund a decrease of $500,000 in advances from the Federal Home Loan Bank ("FHLB") of Atlanta which decreased from $8.5 million at December 31, 1996 to $8.0 million at September 30, 1997. At September 30, 1997 the advances from the FHLB of Atlanta consisted of $6.0 million of adjustable-rate advances and $2.0 million of fixed-rate advances all of which mature in one year or less.

         The primary sources of funds for operations of the Bancorp include principal repayments on loans and mortgage backed securities, sales of loans, and new savings deposits and borrowings. The Bancorp had outstanding commitments under existing construction loan agreements to fund loans approximating $10.1 million at September 30, 1997. In the opinion of management, the Bancorp's liquid assets are adequate to meet commitments for loan fundings and other obligations and expenditures.

Results of Operations

         The Bancorp's principal sources of revenues are interest and fees on loans and mortgage-backed securities and interest and dividends on investments as well as service fees on deposit accounts. Net income is affected by operating expenses and interest paid on deposits and borrowings from the Federal Home Loan Bank of Atlanta.

         The following table presents, for periods indicated, average monthly balances of and weighted average yields on interest-earning assets and average balances and weighted average effective interest paid on interest-bearing liabilities. Calculations have been made utilizing month-end average balances for investment securities and daily average balances for loans, borrowings and deposits. Loan balances do not include non-accrual loans.



                                                         Nine Months Ended September 30,
                                               1997                            1996
                                           ------------------------------------------------------------
                                              Average         Average         Average        Average
                                              Balance       Yield/Rate        Balance       Yield/Rate
                                           -----------------------------   ----------------------------
                                            (Thousands)         (%)         (Thousands)        (%)
Interest-Earning Assets
    Loans Receivable                           $ 115,567              9.73     $ 105,564             9.72
    Investment Securities                         81,949              6.42        66,213             6.33
                                             --------------   ------------   --------------   -----------
        Total Interest-Earning Assets            197,516              8.36       171,777             8.41
                                             --------------   ------------   --------------   -----------

Interest-Bearing Liabilities
    Deposits                                     179,051              4.69       155,969             4.71
    Borrowings                                     5,925              5.57         5,650             5.82
                                             --------------   ------------   --------------   -----------
        Total Interest-Bearing Liabilities       184,976              4.72       161,619             4.75
                                             --------------   ------------   --------------   -----------

Average Dollar Difference
Between Interest-Earning Assets
and Interest-Bearing Liabilities                $ 12,540                        $ 10,158
                                             ==============                  ==============

Interest Rate Spread                                                  3.64                           3.66
                                                              ============                    ===========

Interest Margin                                                       3.94                           3.94
                                                              ============                    ===========

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

                                                            For The Nine Months Ended
                                                            September 30, 1997
                                                                     Versus
                                                            September 30, 1996
                                           ------------------------------------------------------------
                                              Volume           Rate         Rate/Volume        Net
                                           --------------   ------------   --------------   -----------
                                                             (Dollars in Thousands)
Interest income
    Loans Receivable                               $ 729            $ 8              $ 1         $ 738
    Investment Securities                            750             45               11           806
                                           --------------   ------------   --------------   -----------

        Total interest income                      1,479             53               12         1,544
                                           --------------   ------------   --------------   -----------

Interest expense
    Deposits                                         802            (23)              (3)          776
    Borrowings                                        12            (11)              (1)           (0)
                                           --------------   ------------   --------------   -----------

        Total interest expense                       814            (34)              (4)          776
                                           --------------   ------------   --------------   -----------

Net interest income                                $ 665           $ 87             $ 16         $ 768
                                           ==============   ============   ==============   ===========

         The Bancorp recorded net income of $1.6 million for the nine months ended September 30, 1997, compared to $520,405 for the nine months ended September 30, 1996, an increase of $1.1 million, or 212.5%. There was a one-time charge of $870,000 for the Bancorp's share of the cost to recapitalize the Savings Association Insurance Fund (SAIF) in the 1996 period, and there was no comparable charge in the 1997 period. Primary earnings per share were $1.00 and $0.32 for the nine months ended September 30, 1997 and 1996, respectively. Weighted average number of primary common shares outstanding were 1,618,928 and 1,602,638 for the same periods in 1997 and 1996, respectively.

         Net interest income before provision for loan losses for the nine months ended September 30, 1997 was $5.8 million, an increase of $768,325, or 15.2%, from $5.1 million for the nine months ended September 30, 1996. The increase resulted primarily from a growth in average interest-earning assets, which was partially offset by a decrease in interest rate spread. Total interest-earning assets in the nine months ended September 30, 1997 averaged $197.5 million as compared to $171.8 million for the same period in 1996. For the nine months ended September 30, 1997 the interest rate spread was 3.64%, a decrease of 2 basis points from 3.66% for the nine months ended September 30, 1996. This was primarily due to the fact that there was a proportionally greater increase in lower yielding investment securities than in loans receivable. The interest margin remained constant at 3.94% for both periods. The yield on interest-earning assets decreased by 5 basis points from 8.41% for the nine months ended September 30, 1996 to 8.36% for the nine months ended September 30, 1997 due to the previously mentioned emphasis on lower yielding investment securities. The cost of interest bearing liabilities decreased by 3 basis points to 4.72% for the nine months ended September 30, 1997 from 4.75% for the nine months ended September 30, 1996.

         For the three months ended September 30, 1997, the Bancorp recorded net income of $567,747 as compared to a loss of $224,517 for the three months ended September 30, 1996, an increase of $792,264. Primary earnings per share were $0.34 and a loss of $0.14 for the three months ended September 30, 1997 and 1996, respectively. Weighted average number of primary common shares outstanding were 1,643,925 and 1,628,291 for the same periods in 1997 and 1996, respectively.

         Net interest income before provision for loan losses for the three months ended September 30, 1997 was $2.1 million, an increase of $352,118, or 20.4%, from $1.7 million for the three months ended September 30, 1996. The increase resulted primarily from a growth in average interest-earning assets.

         Total interest income increased by $1.5 million, or 14.2%, to $12.4 million for the nine months ended September 30, 1997 from $10.8 million for the nine months ended September 30, 1996. This increase was primarily due to an increase in average loans receivable of $10.0 million from $105.6 million in the nine months ended September 30, 1996 to $115.6 million in the nine months ended September 30, 1997 and to an increase of $15.7 million in average investment securities to $81.9 million for the nine months ended September 30, 1997 from $66.2 million for the nine months ended September 30, 1996. In addition, there was as an increase in the average yield on loans from 9.72% to 9.73% and an increase in the average yield on investment securities from 6.33% to 6.42% for the same periods.

         Total interest expense increased by $768,633, or 13.4%, to $6.5 million for the nine months ended September 30, 1997 from $5.8 million for the nine months ended September 30, 1996, primarily due to an increase in customer deposits which averaged $179.1 million for the nine months ended September 30, 1997, up $23.1 million from $156.0 million for the nine months ended September 30, 1996. This was offset, however, by a decrease in the average effective rate paid on deposits of 2 basis points to 4.69% in the 1997 period from 4.71% in the 1996 period. FHLB of Atlanta advances averaged $5.9 million for the nine months ended September 30, 1997, an increase of $275,000 from $5.7 million for the nine months ended September 30, 1996. The average effective rate paid on FHLB of Atlanta advances decreased to 5.57% for the nine months ended September 30, 1997 from 5.82% for the same period in 1996.

         The provision for loan losses for the nine months ended September 30, 1997 was $560,000, as compared to $510,000 for the nine months ended September 30, 1996. In recognition of any nonperforming loans and the inherent risk in lending, the Bancorp has established a provision for loan losses. The provision for loan losses is a reserve of funds established to absorb the inherent risk in lending, after evaluating the loan portfolio, considering current economic conditions, changes in the nature and volume of lending and past loan loss experience. In management's opinion the allowance for loan losses is adequate to absorb potential losses in the current loan portfolio. The allowance for loan losses at September 30, 1997 was $1.8 million, which provided coverage of 1.4% of total loans receivable and 135.9% of nonperforming loans and real estate owned, versus $1.5 million at December 31, 1996, which provided coverage of 1.4% of total loans receivable and 75.0% of nonperforming loans and real estate owned.

         Total other income for the nine months ended September 30, 1997 was $1,.3 million as compared to $826,186 for the nine months ended September 30, 1996, an increase of $440,314, or 53.3%. This was primarily due to an increase in fees earned on a larger retail deposit base.

         Total operating expense decreased by $452,354, or 9.8%, to $4.2 million for the nine months ended September 30, 1997 from $4.6 million for the nine months ended September 30, 1996, due to a reduction in deposit insurance assessments which were offset by the following increased expenses. Employee compensation and benefits increased by $272,582, or 17.2%, reflecting the cost of opening one new branch in Winchester in July, 1996, as well as increases in staff to accommodate growth of the Bancorp. Premises and equipment increased by $251,632, or 21.8% which principally reflects the cost of opening the new branch in Winchester in July, 1996, the cost of relocating the Fairfax branch to an improved location, and investment in new computers and the upgrading of existing equipment.

         Deposit insurance assessments decreased $1.0 million, or 93.0%, to $77,828 for the nine months ended September 30, 1997 from $1.1 million for the nine months ended September 30, 1996 due to the reduction in the ongoing periodic insurance payments to the Savings Association Insurance Fund (SAIF) which occurred as a result of the one-time recapitalization of the SAIF in the third quarter of 1996. In addition, there was a one-time charge of $870,000 for the Bancorp's share of the cost to recapitalize the SAIF in the 1996 period, and there was no comparable charge in the 1997 period.

Regulatory Capital Requirements

         At September 30, 1997 the Bancorp exceeded all regulatory capital standards, which were as follows:

                              Actual Capital          Required Capital          Excess Capital
                          -----------------------  -----------------------  -----------------------
                            Amount      Ratio        Amount      Ratio        Amount      Ratio
                          -----------------------  -----------------------  -----------------------
                                                   (Amounts in Thousands)
Leverage Capital            $ 17,683      8.21%    $ 8,615        4.00%     $ 9,068       4.21%

Tier 1 Capital              $ 17,683     14.00%    $ 5,056        4.00%    $ 12,627      10.00%

Tier 1 and 2 Capital        $ 19,431     15.37%   $ 10,111        8.00%     $ 9,320       7.37%


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

Impact of Accounting Pronouncements

         In February 1997, the Financial Accounting Standards board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" (EPS). This statement, which supersedes APB Opinion No. 15, simplifies the standards for computing EPS and makes them comparable to international standards. SFAS No. 128 replaces the current "primary" and "fully diluted" earnings per share with "basic" and "diluted" earnings per share. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock that then shared in the earnings or the company. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for the periods ending after December 15, 1997. Early application is not permitted and prior period restatement is required. Management has not yet determined the impact, if any, of this statement on the Bancorp.

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


         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographical areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. Management has not yet determined the impact, if any, of this statement on the Bancorp.


SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report and the documents incorporated herein by reference constitute "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Bancorp, or industry results, to be materially different from any future results, performance, or achievements of the Bancorp, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in the Bancorp's market area, inflation, fluctuations in interest rates, changes in government regulations and competition, which will, among other things, impact demands for loans and banking services; the ability of the Bancorp to implement its business strategy; and changes in, or the failure to comply with, government regulations.

Forward-looking statements are intended to apply only at the time they are made. Moreover, whether or not stated in connection with a forward-looking statement, the Bancorp undertakes no obligation to correct or update a forward-looking statement should the Bancorp later become aware that it is not likely to be achieved. If the Bancorp were to update or correct a forward-looking statement, investors and others should not conclude that the Bancorp will make additional updates or corrections thereafter.

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



                                               SOUTHERN FINANCIAL BANCORP, INC.
                                                         (Registrant)



Date November 6, 1997                        By: /s/ Georgia S. Derrico
     -------------------                        ---------------------------
                                                Georgia S. Derrico
                                                Chairman and
                                                Chief Executive Officer
                                                (Duly Authorized Representative)



Date November 6, 1997                        By: /s/ William H. Lagos
     -------------------                        -------------------------------
                                                William H. Lagos
                                                Senior Vice President and
                                                  Controller
                                                Principal Accounting Officer
                                                (Duly Authorized Representative)