Form 10-K
period 1997-12-31
SOUTHERN FINANCIAL BANCORP INC /VA/
filed 1998-03-31
CIK 914789

U.S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                    FORM 10-K

   [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

                                       OR

   [  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 For the transition period from to


For the year ended: Commission File No.:
                               December 31, 1997             0-22836


                        SOUTHERN FINANCIAL BANCORP, INC.
             (Exact name of registrant as specified in its charter)

             Virginia                             54-1779978
  (State or other jurisdiction                  (I.R.S. Employer or
  of incorporation or organization)                Identification
                                                       Number)

                 37 East Main Street, Warrenton, Virginia 20186
                (Address of principal executive office)(Zip Code)

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

                                   Yes   X        No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not considered herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the Common Stock held by non-affiliates of the registrant computed by reference to the last reported bid price of such stock as of February 27, 1998 was $21,022,988 (747,484 shares @ $28.125 per share). For purposes of this computation, it is assumed that directors, executive officers and persons beneficially owning more than 5% of the Common Stock of the registrant are affiliates. As of February 27, 1998, there were 1,592,781 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    I. Portions of Annual Report to Stockholders for the Year Ended December 31, 1997 incorporated by reference into certain items of Parts I. and II.

   II. Portions of Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 1998 incorporated by reference into certain items of Part III.

Part I.

Special Note Regarding Forward-looking Information

         Certain statements under the caption Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report and the documents incorporated herein by reference constitute "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Bancorp, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in the Bancorp's market area, inflation, fluctuations in interest rates, changes in government regulations and competition, which will, among other things, impact demand for loans and banking services; the ability of the Bancorp to implement its business strategy; and changes in, or the failure to comply with, government regulations.

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

Item 1. Business

General

         Southern Financial Bancorp, Inc. ("Southern Financial" or "the Bancorp") was incorporated in Virginia as a bank holding company under the Bank Holding Company Act of 1956, as amended. On December 1, 1995, Southern Financial Bancorp, Inc. acquired all of the outstanding shares of Southern Financial Bank. Southern Financial Bank, formerly Southern Financial Federal Savings Bank, converted from a savings bank to a state chartered commercial bank effective December 1, 1995. The only activity of the Bancorp is to own and control all of the capital stock of Southern Financial Bank. Hereafter, references to Southern Financial and the Bancorp include the activities of Southern Financial Bank.

         Headquartered in Warrenton, Virginia, the Bancorp serves the retail and commercial financial market as a deposit and loan specialist from ten full service offices located in Warrenton, Herndon, Middleburg, Winchester, Leesburg, Fairfax and Woodbridge, Virginia. Southern Financial's defined market area forms a semi-circle to the west of the Metropolitan Washington, D.C. area roughly centered on Warrenton. The counties included in the defined market area where the Bancorp currently operates branches include: Loudoun (Middleburg and Leesburg branches), Fauquier (Warrenton branches), Fairfax (Herndon and Fairfax branches), Frederick (Winchester branches) and Prince William (Woodbridge branch). Other counties in the defined market area include: Spotsylvania, Culpeper, Rappahanock, Clarke and the three counties in the West Virginia panhandle.

         The inner ring of the semi-circle that comprises the Bancorp's market area is the bedroom community for the close-in greater Metropolitan Washington commercial centers that have grown up in Northern Virginia in the past 30 years. As the economy of the Metropolitan Washington area has diversified away from its concentration in government and government-related employment, the Dulles Corridor has developed into a major center for communication and high-tech activities. In the process, Reston, Herndon, Tysons Corner and Fairfax have become important employment centers in their own right much as Stamford and White Plains have done outside Manhattan. As a consequence, the commutable radius has pushed west out to Loudoun and Fauquier Counties and south and southwest to Stafford, Spotsylvania and Prince William Counties. The branch locations in these areas situate Southern Financial to take advantage of the rapid economic growth of these communities.

         The principal business of the Bancorp is the acquisition of deposits from the general public through its home and branch offices and use of these deposits to fund its loan and investment portfolios. The Bancorp seeks to be a full service community bank which provides a wide variety of financial services to its middle market corporate clients as well as to its retail clients. The Bancorp is an active commercial lender that often lends in conjunction with the Small Business Administration ("SBA") 504 and 7(a) loan programs. In addition, the Bancorp is an active residential construction lender and offers its retail clients a full menu of permanent residential mortgage loan alternatives. The Bancorp also invests funds in mortgage-backed securities, securities issued by Agencies of the Federal Government and preferred stock of the Federal Home Loan Mortgage Corporation.

         The principal sources of funds for the Bancorp's lending and investment activities are deposits, amortization and repayment of loans, proceeds from the sales of loans, prepayments from mortgage-backed securities, repayments of maturing agency securities, FHLB advances and other borrowed money.

         Principal sources of revenue are interest and fees on loans and investment securities and gains from the sale of loans, as well as fee income derived from the maintenance of deposit accounts. The Bancorp's principal expenses include interest paid on deposits and advances from the FHLB and other borrowings, and operating expenses.

Lending Activities

         The principal lending activity of the Bancorp is the origination of loans on commercial real estate primarily through various lending programs of the U.S. Small Business Administration program. The Bancorp is a certified SBA lender. In addition, the Bancorp makes conventional and government fixed and adjustable rate real estate loans to enable borrowers to purchase or refinance one-to-four-family, owner-occupied residential properties. The Bancorp also makes owner-occupied residential construction loans secured by first liens on the properties to which they relate. At December 31, 1997, approximately 82% of the Bancorp's total loan portfolio, or $107.3 million, consisted of loans secured by real estate. To a lesser extent, the Bancorp also makes commercial business and secured and unsecured consumer loans.

Commercial Real Estate Lending.

         Commercial Construction Lending. Southern Financial is involved in financing the construction phase of small business projects prior to the project being approved by the U. S. Small Business Association ("SBA"). To a lesser extent, the Bancorp also provides commercial construction financing for projects outside of the SBA programs. At December 31, 1997, approximately 10% of the Bancorp's loan portfolio consisted of nonresidential construction loans.


         U. S. Small Business Administration ("SBA") Lending. A large majority of Southern Financial's commercial real estate lending is done in conjunction with the SBA 7(a) and 504 loan programs. The SBA 7(a) and 504 Loan Programs are economic development programs of the U.S. Small Business Administration. The Small Business Administration, in cooperation with banks and other lending institutions, finances the expansion of small businesses. Southern Financial is a certified SBA lender.

        Section 7(a) loans may be used for the purchase of real estate, construction, renovation or leasehold improvements, as well as machinery, equipment, furniture, fixtures, inventory, and in some instances, working capital and debt refinance. Start-up businesses are eligible. The SBA guarantees up to 90% of the loan balance under the 7(a) Program. The 504 Program is used to finance long-term fixed assets, primarily real estate and large/heavy equipment. The 504 Program is an economic development program designed to create new jobs or retain existing jobs. The credit structure of the 504 Program gives borrowers access to 90% financing of the project. 50% is provided by the financial institution (in the form of a first trust) and 40% is provided by the certified development company (the 504 representative) with a second trust. The borrower provides the remaining 10% of the funds required for the project. As of December 31, 1997, Southern Financial had approximately $7.3 million of loans originated under the 7(a) Program and $52 million of loans originated under the 504 Program.

Residential Lending

         The Bancorp makes fixed and adjustable rate, first mortgage loans with terms from 3 to 30 years. It offers second mortgages in conjunction with its own first mortgages or those of other lenders. These second mortgages typically have terms of 5 to 15 years and have rates 2% to 3% above the prevailing rate for fixed rate and adjustable rate first mortgages at the time of origination. Southern Financial makes construction loans and permanent loans on individual single family residences and on other residential properties. Construction loans generally have interest rates of prime plus one to one and a half percent and fees of one to three points, loan-to-value ratios of 80% or less based on current appraisals and terms of generally nine months or less. In the case of conventional loans, Southern Financial typically lends up to 80% of the appraised value of single-family residences. The Bancorp requires private mortgage insurance for loans exceeding 80% of the appraised value.

         Residential mortgage loans are secured by single-family homes. At December 31, 1997, loans secured by residential property, both permanent and construction, totaled $37 million, which represented approximately 29% of total loans receivable. Approximately 24% of the total loans receivable consisted of loans secured by permanent mortgages on one-to-four family residential property.


Consumer and Commercial Business Lending.

         Southern Financial offers various types of secured and unsecured consumer and commercial business loans. In general, these loans involve somewhat more credit risk than do residential mortgage loans and, therefore, usually yield a higher return to Southern Financial. The increased credit risk for consumer and commercial loans is due to the type of collateral securing these loans. The increased risk also derives from the expectation that commercial loans generally will be serviced principally from the business operations conducted, and such operations may not be successful and, hence, may lead to default on the loan. Historical trends have shown these types of loans to have higher delinquencies than residential loans. The residential loan, as a collateral loan, is a stable asset. At December 31, 1997, Southern Financial had $24.3 million of consumer and commercial business loans which represent 18% of the Bancorp's total loans receivable.

Income from Lending Activities.

         Interest on loans, gains on sale of loans, and loan fees and service charges amounted to approximately 64% of Southern Financial's total revenue for the year ended December 31, 1997. Income from loan origination fees and other fees are sources of income which vary with the volume and type of loans and commitments made and with competitive and economic conditions.

Loan Portfolio Composition

         The following table sets forth the composition of the Bancorp's loan portfolio during the periods indicated:





                                               At December 31,                                               At June 30,
                                1997                 1996                    1995                   1995                 1994
                         Amount     Percent   Amount     Percent      Amount      Percent    Amount     Percent     Amount   Percent
                         ------     -------   ------     -------      ------      -------    ------     -------     ------   -------
                                                                (amounts in thousands)
Mortgage:
  Residential           $ 30,421      24%    $ 35,033       32%    $ 37,583         35%   $ 40,123         43%   $ 38,211       55%
  Nonresidential          57,160      43%      46,549       42%      36,742         35%     29,216         31%     14,037       21%
  Construction:
     Residential           6,534       5%       5,616        5%       8,516          8%      8,460          9%      7,906       12%
     Nonresidential       13,161      10%       7,510        7%      11,029         10%      5,941          6%      3,742        5%
                        --------    -----      ------      ----     -------        ----     ------        ----     ------      ----

      Total Mortgage     107,276      82%      94,708       86%      93,870         88%     83,740         89%     63,896       93%
                        --------    -----      ------      ----     -------        ----     ------        ----     ------      ----


Nonmortgage:
  Business                21,253      16%      12,198       11%       9,265          9%      7,601          9%      2,614        4%
  Consumer                 3,093       2%       3,294        3%       2,761          3%      2,238          2%      1,944        3%
                        --------    -----      ------      ----     -------        ----     ------

    Total Nonmortgage     24,346      18%      15,492       14%      12,026         12%      9,839         11%      4,558        7%
                        --------    -----      ------      ----     -------        ----     ------        ----     ------      ----

Gross Loans              131,622     100%     110,200      100%     105,896        100%     93,579        100%     68,454      100%
Less:
  Deferred Fees              627                  412                   455                    442                    489
  Allowance for Loan
    Losses                 2,037                1,501                 1,190                  1,057                  1,008
                         -------               ------               -------                 ------                 ------
Total Loans
 Receivable, Net       $ 128,958             $ 108,287             $ 104,251               $ 92,080              $ 66,957
                     ===========           ===========           ===========             ==========             =========




         The following table sets forth the scheduled maturity of selected loans as of December 31, 1997:



                                            Over 1 Year
                                          Through 5 Years                  Over 5 years
                          One Year           Fixed          Floating          Fixed           Floating
                           or Less            Rate            Rate             Rate             Rate            Total
                         -----------       ---------       ----------       ---------        ----------       ---------
                                                             (amounts in thousands)
Construction:
   Residential                $ 6,534       $   -            $              $     -         $      -           $  6,534
   Nonresidential              12,696           -                 465             -                -             13,161
Business                       10,472          1,490            2,572             689            6,030           21,253
                         ------------      ------------      ------------   ------------    ------------     ------------


        Total                $ 29,702        $ 1,490          $ 3,037           $ 689          $ 6,030         $ 40,948
                        ==============    =============   ==============   =============    =============    ==========



Loan Underwriting Policies

         Because future loan losses are so closely intertwined with its associated underwriting policy, Southern Financial has instituted what it believes is a stringent loan underwriting policy. Its underwriting guidelines are tailored for particular credit types, including lines of credit, revolving credit facilities, demand loans, term loans, equipment loans, real estate loans, SBA loans, stand-by letters of credit and unsecured loans.

         More specifically, it is Southern Financial's policy to encourage all loan applicants for sound and lawful purposes, regardless of race, religion or creed. Extensions of credit will be made if the criteria of creditworthiness, likelihood of repayment and proximity to market areas served indicate that such extensions of credit will provide acceptable profitability to the Bancorp.

         Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. All property valuations are performed by independent outside appraisers who are approved annually by Southern Financial's Board of Directors.

         It is the Bancorp's policy to retain a mortgage creating a valid lien on real estate and to obtain a title insurance policy that insures the property is free of encumbrances. Also required from the borrower is hazard insurance, and flood insurance is required if the property is in a flood plain as designated by the Department of Housing and Urban Development. Most borrowers are also required to advance funds on a monthly basis from which Southern Financial makes disbursements for items such as real estate taxes, private mortgage insurance (required when the loan to value ratio exceeds 80%) and hazard insurance.

         Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), the aggregate amount of loans that Southern Financial may make to one borrower is limited to 15% of the Bancorp's unimpaired capital and surplus. The maximum amount of loans that Southern Financial could have made to one borrower as of December 31, 1997 was approximately $2.8 million based on 15% of its unimpaired capital and surplus. As of December 31, 1997, the largest aggregate amount of such loans by Southern Financial to any one borrower was $2.6 million.

         All commercial loans must be approved by the Chief Executive Officer and one other authorized officer prior to disbursement of funds. In cases where the loan amount exceeds $250,000 as to real estate or $150,000 on other loans, the commercial loan must be approved by the Credit Committee and further reported to the full Board of Directors. The information regarding the loan and its borrower must include financial statements. Supporting financial data must be verified by bank references, trade credit checks and similar procedures. In addition, commercial loan files are generally reviewed on an annual basis to ensure both the quality and timeliness of the information contained.

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

Past Due Loans and Nonperforming Assets

         The following table sets forth information regarding past due loans and nonperforming assets as of the periods indicated:


                                             At December 31,              At June 30,
                                     1997        1996       1995       1995       1994
                                   -------     -------    -------    -------    -------
                                                   (amounts in thousands)
Accruing Loans 90 Days
   or More Delinquent
   Residential                     $     -     $     -    $   878    $   607    $   420
   Nonresidential                        -          28          -        196        290
   Business                              1           -          -          -          -
   Consumer                              -           -          3          2          -
                                   -------     -------    -------    -------    -------
        Total                            1          28        881        805        710
                                   =======     =======    =======    =======    =======

Nonperforming Loans
   Residential                         443         321        541          -         84
   Nonresidential                    1,002       1,257          -          -        356
   Business                              -          49          -         39          5
   Consumer                              -           7         50         15         39
                                   -------     -------    -------    -------    -------
      Subtotal                       1,445       1,634        591         54        484
                                   -------     -------    -------    -------    -------
Real Estate Owned
   Residential                         176         340        357        387          -
                                   -------     -------    -------    -------    -------
   Total Nonperforming Assets      $ 1,621     $ 1,974    $   948    $   441    $   484
                                   =======     =======    =======    =======    =======
 Nonperforming Assets
    to Total Assets                  0.72%       1.03%      0.58%      0.28%      0.39%
                                   =======     =======    =======    =======    =======




         The Bancorp's loss and delinquency experience on its residential real estate loan portfolio has been limited by a number of factors, including the Bancorp's underwriting standards. Whether Southern Financial's loss and delinquency experience will increase significantly depends upon the value of the real estate securing its loans, economic factors such as an increase in unemployment as well as the overall economy of the region. As a result of economic conditions and other factors beyond its control, the Bancorp's future loss and delinquency experience cannot be accurately predicted. However, management has provided an allowance for loan losses which it believes will be adequate to absorb future losses.

Allowance for Loan Losses

         Management evaluates the adequacy of the allowance at least quarterly. As a result of that process, loans are categorized as to doubtful, substandard and/or special mention. Each quarter the Board of Directors considers a review of the loans in Southern Financial's portfolio, conducts an evaluation of the credit quality and reviews the adequacy of the loan loss provision, recommending changes as may from time to time be required. In establishing the appropriate classification for specific assets, management takes into account, among other factors, the estimated value of the underlying collateral, the borrower's ability to repay, the borrower's payment history and the current delinquent status. The remaining loan portfolio is evaluated for potential loss exposure by examining the growth and composition of the portfolio, previous loss experience, current delinquency levels, industry concentration and the general economic condition.

         The allowance for loan losses represents management's estimate of an amount adequate to provide for potential losses inherent in the loan portfolio in the normal course of business. However, there are additional risks of future losses that cannot be quantified precisely or attributed to particular loans or classes of loans. Because those risks include general economic trends as well as conditions affecting individual borrowers, management's judgement of the allowance necessary is approximate. The Bancorp has also contracted with an outside, independent company to perform a detailed loan review, including an assessment of the adequacy of the allowance for loan losses. The allowance is also subject to regulatory examinations and determination as to the adequacy of the allowance in comparison to peer institutions identified by the regulatory agencies.

         The following table summarizes activity in the Bancorp's allowance for loan losses during the periods indicated.


                                                                  Six Months
                                             Year Ended             Ended               Year Ended
                                            December 31,         December 31,            June 30,
                                         1997           1996         1995           1995         1994
                                        ------         ------       ------         ------       ------
                                                          (amounts in thousands)
Allowance at Beginning of Period     $   1,501      $   1,190    $   1,057       $  1,008     $  1,008
Provision for Losses                       880            695          150             60            5
Chargeoffs:
   Residential                             (65)            (8)           -              -            -
   Nonresidential                         (200)          (300)           -              -            -
   Business                                (77)           (38)         (16)             -            -
   Consumer                                (27)           (43)          (1)           (11)          (6)
                                       --------       --------     --------       --------     --------
      Total Chargeoffs                    (369)          (389)         (17)           (11)          (6)
                                       --------       --------     --------       --------     --------
Recoveries:
    Residential                             12              -            -              -            -
    Business                                 6              3            -              -            -
    Consumer                                 7              2            -              -            1
                                       --------       --------     --------       --------     --------
       Total Recoveries                     25              5            -              -            1
                                       --------       --------     --------       --------     --------
          Net Chargeoffs                  (344)          (384)         (17)           (11)          (5)
                                       --------       --------     --------       --------     --------
Allowance at End of Period           $   2,037      $   1,501    $   1,190       $  1,057     $  1,008
                                       ========       ========     ========       ========     ========
Loans at End of Period               $ 130,995      $ 109,788    $ 105,441       $ 93,137     $ 67,965

Ratio of Allowance to Loans               1.56%          1.37%        1.13%          1.13%        1.48%




         The following table summarizes the composition of the Allowance for Loan Losses.

<CAPTION




                                                      At December 31,                                 At June 30,
                                       1997               1996               1995               1995               1994
                                  Amount  Percent    Amount  Percent    Amount  Percent    Amount  Percent    Amount  Percent
                                  ---------------   -----------------  -----------------  -----------------  -----------------
                                                                          (amounts in thousands)
Mortgage:
   Residential                $   140         7%    $   152      10%   $   413      35%   $    79       7%   $   419      42%
   Nonresidential               1,162        57%        708      47%       249      21%       188      18%       168      17%
   Construction:
      Residential                  27         1%         23       2%       123      10%       254      24%       186      18%
      Nonresidential               43         2%        131       9%       133      11%       227      21%       102      10%
Nonmortgage:
   Business                       438        22%        382      25%       219      18%       262      25%        96      10%
   Consumer                        41         2%        105       7%        53       4%        47       4%        37       4%
Unallocated                       186         9%          -       0%         -       0%         -       0%         -       0%
                             ---------  ---------  --------   -------  -------   -------  -------   -------  -------   -------


Allowance for Loan Losses     $ 2,037       100%    $ 1,501     100%   $ 1,190     100%   $ 1,057     100%   $ 1,008     100%
                             =========  =========  =========  =======  ========  =======  ========  =======  ========  =======


         The Bancorp has allocated the allowance according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within each of the above categories of loans. These figures are based on gross loans. The allocation of the allowances as shown in the table above should not be interpreted as an indication that loan losses in future years will occur in the same proportions or that the allocation indicates future loan loss trends. Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories since the total allowance is a general allowance applicable to the entire portfolio.

Investment Activities

         The following table sets forth the Bancorp's investment portfolio as of the periods indicated:


                                                   December 31,          December 31,        December 31,
                                                       1997                  1996                1995
                                                ----------------       ---------------     ---------------
                                                                   (amounts in thousands)
Available-for-sale securities:
    FHLMC preferred stock                               $ 3,866              $ 4,310             $ 2,810
    FNMA MBS                                                782                  903               1,039
                                              ------------------    -----------------   -----------------
                                                        $ 4,648              $ 5,213             $ 3,849
                                              ==================    =================   =================

Heldtomaturity securities:
    GNMA MBS                                           $ 42,471             $ 27,388            $ 17,612
    FNMA MBS                                             27,075               21,982              12,066
    FHLMC MBS                                             6,078                7,300               9,397
    Collateralized mortgage obligations                   4,203                6,547               6,923
    FHLB intermediate notes                                   -                2,000                   -
    FHLB zero-coupon notes                                  642                    -                   -
                                              -----------------    ------------------   -----------------

                                                       $ 80,469             $ 65,217            $ 45,998
                                              ==================    =================   =================


         The following table sets forth information regarding maturity and average yields of the investment portfolio:


                                                        December 31, 1997
                                       Available-for-sale               Held-to-maturity
     (amounts in thousands)        Amortized       Weighted         Amortized       Weighted
                                     Cost       Average Yield          Cost       Average Yield
                                  --------------------------------------------------------------

FHLMC preferred stock              $ 3,866           7.62%               -                -%
Mortgage-backed securities:
  Maturing after 10 years              782           7.07%          79,827             6.71%
FHLB zero-coupon notes:
  Maturing after 10 years                -              -%             642             7.87%
                                 -------------------------------------------------------------
                                   $ 4,648           7.53%        $ 80,469             6.72%
                                 =============================================================

Source of Funds

Deposits

          Deposit accounts have been the primary source of the Bancorp's funds for use in lending, making other investments, and for other general business purposes. In addition to deposits, Southern Financial obtains funds from loan repayments, maturing investments, loan sales, cash flows generated from operations and FHLB advances. Borrowings may be used as an alternative source of lower costing funds or to fund the origination of certain assets.

                  The following table shows the average balances and rates (presented on a monthly average basis) for the Bancorp's deposits for the periods indicated:






                                                      Year Ended December 31,                         Six Months Ended June 30,
    (amounts in thousands)                     1997                            1996                             1995
                                      ------------------------        ------------------------        -------------------------
                                      Average          Average        Average          Average        Average          Average
                                      Balance           Rate          Balance           Rate          Balance           Rate
                                      -------          -------        -------          -------        -------          --------
Demand                              $   9,878           0.00%       $   6,658           0.00%       $   5,159            0.00%
Interest checking                      15,720           1.18%          14,755           1.44%          11,509            2.36%
Money market and savings               22,834           3.33%          21,066           3.37%          18,607            3.39%
Certificates of deposit               135,863           5.71%         115,672           5.63%         103,047            5.80%
                                   ----------                      ----------                      ----------
                                    $ 184,296                       $ 158,151                       $ 138,322
                                   ==========                      ==========                      ==========


Weighted average rate                                   4.73%                           4.70%                           4.97%
                                                      ========                         =======                         =======


                  The following table sets forth by time remaining until maturity Southern Financial's certificates of deposit of $100,000 or more at December 31, 1997:





                                                Time Deposits of
Maturity Period                                 $100,000 or More
----------------                               ------------------
                                             (amounts in thousands)

Three months or less                                       $ 19,291
Over three months through twelve months                      20,091
Over twelve months                                            5,081
                                             -----------------------

Total                                                      $ 44,463
                                             =======================


Borrowings

         Borrowings consist of short-term advances from the Federal Home Loan Bank of Atlanta ("FHLB"). The following table sets forth information regarding the Bancorp's borrowings for the periods indicated:

                                                                  Six Months
                                             Year Ended              Ended
                                             December 31,         December 31,
                                           1997        1996          1995
                                        ----------------------  --------------
                                        (amounts in thousands)


Ending Balance                            $ 4,000     $ 8,500         $ 4,000
Average Balance for the Period              5,979       6,077           5,667
Maximum Month-end Balance
   During the Period                        8,500      12,000          19,000
Average Interest Rate for the Period         5.59%       5.63%           6.69%
Weighted Average Interest Rate at
the End of the Period                        5.95%       6.57%           5.85%

Market Risk

         Market risk is the risk of loss from adverse changes in market prices and rates. The Bancorp's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure.

         The Bancorp's profitability is affected by fluctuations in interest rates. A sudden and substantial increase in interest rates may adversely impact the Bancorp's earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis.

         The Bancorp's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Bancorp's net interest income and capital while structuring the Bancorp's asset-liability mix to obtain the maximum yield-cost spread on that mix. Southern Financial relies primarily on its asset-liability management system to control interest rate risk.

Market Value of Portfolio Equity

        The Bancorp's interest rate sensitivity is primarily monitored by management through the use of a model which generates estimates of the change in the Bancorp's market value of portfolio equity ("MVPE") over a range of interest rate scenarios. Such analysis was prepared by a third party for Southern Financial. MVPE is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts using standard industry assumptions about estimated loan prepayment rates, reinvestment rates, and deposit decay rates. The following table sets forth an analysis of the Bancorp's interest rate risk as measured by the estimated change in MVPE resulting from instantaneous and sustained parallel shifts in the yield curve (plus or minus 400 basis points, measured in 100 basis point increments) as of December 31, 1997.


                        Sensitivity of Market Value of Portfolio Equity
                                  (amounts in thousands)

    Change in          Market Value of Portfolio Equity              Market Value of
  Interest Rates      Amount       $ Change      % Change       Portfolio Equity as a % of
 In Basis Points                   From Base       From            Total        Portfolio
   (Rate Shock)                                    Base            Assets        Equity
                                                                               Book Value
--------------------------------------------------------------------------------------------
Up 400               $20,933       ($3,799)       -15.36%          9.24%        113.28%
Up 300                22,476        (2,256)        -9.12%          9.92%        121.63%
Up 200                24,019          (713)        -2.88%         10.60%        129.97%
Up 100                24,375          (357)        -1.44%         10.76%        131.90%
Base                  24,732             -          0.00%         10.91%        133.83%
Down 100              24,376          (356)        -1.44%         10.76%        131.90%
Down 200              24,020          (712)        -2.88%         10.60%        129.98%
Down 300              24,649           (83)        -0.33%         10.88%        133.38%
Down 400              25,279           547          2.21%         11.16%        136.79%





Sensitivity of Net Interest Income

        Southern Financial's interest rate sensitivity is also monitored by management through the use of a model that generates estimates of the change in the adjusted net interest income over a range of interest rate scenarios. Such analysis was also prepared by a third party for the Bancorp. Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. In this regard, the model assumes that the composition of the Bancorp's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.



                               Sensitivity of Net Interest Income
                                   (amounts in thousands)

    Change in            Adjusted Net
  Interest Rates        Interest Income                     Net Interest Margin
 In Basis Points                   % Change                                Change
   (Rate Shock)       Amount       From Base                Percent       From Base
-----------------------------------------------          -----------------------------

Up 400               $7,732             0.49%              3.41%            0.02%
Up 300                7,871             2.30%              3.47%            0.08%
Up 200                8,010             4.11%              3.54%            0.14%
Up 100                7,852             2.06%              3.47%            0.07%
Base                  7,694             0.00%              3.40%            0.00%
Down 100              7,493            -2.61%              3.31%           -0.09%
Down 200              7,292            -5.23%              3.22%           -0.18%
Down 300              7,325            -4.79%              3.23%           -0.16%
Down 400              7,359            -4.35%              3.25%           -0.15%



         Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in MVPE and in Sensitivity of Net Interest Income require the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. Accordingly, although the MVPE table and Sensitivity of Net Interest Income table provide an indication of the Bancorp's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Bancorp's worth and net interest income.

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

Employees

         At December 31, 1997, Southern Financial employed 68 full-time equivalent persons. Management considers its relations with its employees to be good. The employees are not covered by a collective bargaining agreement.

The Year 2000

         Southern Financial has identified the business impact of preparation for the Year 2000 as critical to the ongoing ability to serve its customers. Management clearly understands the necessity to ensure that the client service bureau which provides data processing services identifies and modifies all computer applications to ensure that there are no operational issues in the Year 2000 and beyond. In addition, Southern Financial has established a Year 2000 Committee to ensure that Branch Operations, Accounting/General Ledger Systems, and vendors are Year 2000 compliant. Southern Financial has adopted the Federal Reserve Bank Board's definition of Year 2000 compliance. These strategies are being applied against all systems, and the project is to be completed by September 1999. To further support Year 2000, the Southern Financial Board of Directors maintains a full awareness of the impact Year 2000 poses on customer records and bank operations.

Executive Officers of the Registrant

         At December 31, 1997, the executive officers of the Bank who were not also directors were:

         William H. Lagos, 47, joined the Bank in 1986 as Vice President. In 1993, he was promoted to Senior Vice President of Operations; in 1996, he became Senior Vice President/Controller.

         Linda W. Sandridge, 45, joined the Bank in 1987. In 1995, she was promoted to Vice President/Commercial Lending; in 1997, she was promoted to Senior Vice President/Commercial Lending.

         Laura L. Vergot, 40, joined the Bank in 1989. In 1995, she was promoted to Vice President/Branch Development; in 1997, she was promoted to Senior Vice President/Branch Development.

Regulation

         Set forth below is a brief description of certain laws and regulations that relate to the regulation of Southern Financial. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

General

         Southern Financial is a bank holding company within the meaning of the Bank Holding Company Act of 1956 as amended. As a bank holding company, Southern Financial is supervised by the Board Of Governors of the Federal Reserve System ("FRB") and is required to file reports with the FRB and provide such additional information as the FRB may require. Southern Financial is also subject to Virginia laws regarding financial institution holding companies administered by the Bureau of Financial Institutions of the State Corporation Commission of Virginia. The Bank is also affected by rules and regulations of the Federal Deposit Insurance Corporation ("FDIC"). Southern Financial is a member of the Federal Reserve System and the FHLB of Atlanta. The various laws and regulations administered by the regulatory agencies affect corporate practices, expansion of business, and provisions of services. Also, monetary and fiscal policies of the United States directly affect bank loans and deposits and thus may affect the Bancorp's earnings. The future impact of these policies and of the continuing regulatory changes in the financial services industry cannot be predicted.

FIRREA

         Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), certain independent appraisal requirements are imposed upon a bank's real estate lending activities, and certain loan-to-value restrictions are imposed on a bank's real estate lending activities. The Bancorp's regulators have promulgated regulations in these areas. Further, under FIRREA the failure to meet capital guidelines could subject a bank to a variety of enforcement remedies available to federal regulatory authorities, including termination of deposit insurance by the FDIC.

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

Regulatory Capital Requirement

         The Federal Reserve Board mandates minimum capital requirements for bank holding companies. In 1990, the FRB adopted a risk based capital measure to determine capital adequacy. Under this system all balance sheet assets are assigned a certain risk category with a prescribed weight. Off-balance sheet items, such as loan commitments and letters of credit, also are classified by risk with duly assigned weights. The sum of the balance sheet and off balance sheet amounts multiplied by their respective risk weight factors must then meet a required minimum capital test. Tier 1 capital is defined as stockholders' equity minus certain intangible assets. Tier 2 capital includes a certain amount of the allowance for loan losses. At December 31, 1997, the minimum total capital ratio (Tier 1 plus Tier 2) required was 8 percent. Southern Financial's Tier 1 ratio of 13.9% and its total capital ratio of 15.3% were well in excess of minimum requirements. The FRB also utilizes a Tier 1 leverage ratio in conjunction with its risk based capital standard. This ratio measures Tier 1 capital as a percent of total average assets less intangible assets. The minimum leverage ratio is 4 percent. At December 31, 1997, the Bancorp's leverage ratio was 8.1%.

Deposit Insurance

         The deposits of the Bancorp are currently insured to a maximum of $100,000 per depositor, subject to certain aggregation rules. The FDIC has implemented a risk-related assessment system for deposit insurance premiums. All depository institutions have been assigned to one of nine risk assessment classifications based on certain capital and supervisory measures. The Bancorp's deposits are subject to the rates of the Savings Associations Insurance Fund ("SAIF") since Southern Financial converted to a commercial bank from a federal savings bank on December 1, 1995. Based on the Bancorp's current risk classification, the Bancorp is required to pay the minimum SAIF assessment.

Federal Home Loan Bank System

         Southern Financial is a member of the Federal Home Loan Bank System which consists of 12 district Federal Home Loan Banks ("FHLBs") with each subject to supervision and regulation by the Federal Housing Finance Board. The FHLBs provide a central credit facility for member institutions. The Bancorp, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in that FHLB in an amount equal to at least 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances (borrowings) from the FHLB of Atlanta, whichever is greater. At December 31, 1997, Southern Financial had an investment of $931 thousand in the stock of the FHLB of Atlanta and was in compliance with these requirements.

         Advances from the FHLB of Atlanta are secured by mortgage-backed securities. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Atlanta and the purpose of the borrowing. At December 31, 1997, Southern Financial had $4 million outstanding in borrowings from the FHLB of Atlanta.

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

Item 2.  Properties

Offices and Other Material Properties

         At December 31, 1997, the Bancorp conducted its business from its main office in Warrenton, Virginia and nine branch offices. The following table sets forth certain information with respect to the offices of the Bancorp as of December 31, 1997:



=====================================================================================
                                   Owned or       Lease Expiration    Date Facility
        Office Location             Leased              Date              Opened
=====================================================================================
Home Office:

37 E. Main Street                   Leased           September           February
Warrenton, VA                                           1998               1989

Branch Offices:

362 Elden Street                    Leased              June              April
Herndon, VA                                             2000               1986

101 W. Washington Street            Leased              June             November
Middleburg, VA                                          2002               1987

33 W. Piccadilly Street              Owned              N/A              November
Winchester, VA                                                             1990

526 E. Market Street                Leased              June              March
Leesburg, VA                                            2002               1992

4021 University Drive                Owned              N/A                July
Fairfax, VA                                                                1997

322 Lee Highway                     Leased             August             August
Warrenton, VA                                           2001               1994

2545 Q-18 Centreville Road          Leased           September            April
Herndon, VA                                             2001               1995

13542 Minnieville Road              Leased            December            April
Woodbridge, VA                                          1998               1995

1095 Millwood Pike                   Owned              N/A                July
Winchester, VA                                                             1996

=====================================================================================


Item 3.  Legal Proceedings

         Neither the Bancorp nor the Bank is a party to, nor is any of their property the subject of, any material pending legal proceedings incidental to the business of the Bancorp and its subsidiary other than those arising in the ordinary course of business. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management, any such liability will not have a material adverse effect on the consolidated financial position or results of operations of the Bancorp.


Item 4.  Submission of Matters to Vote of Security Holders

         None.

PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The information required herein is incorporated by reference from the back page on the outside of the Registrant's 1997 Annual Report.

Item 6.  Selected Financial Data.

         The information required herein is incorporated by reference from page 1 of the Annual Report.

Item 7.  Management's Discussion and Analysis.

         The information required herein is incorporated by reference from pages 3 to 12 of the Annual Report.

Item 8.  Financial Statements.

         The information required herein is incorporated by reference from pages 13 to 29 of the Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         None.


PART III.

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The information required herein is incorporated by reference from pages 3 to 4 and 10 to 11 of the definitive proxy statement of Southern Financial Bancorp, Inc. filed on March 20, 1998 ("Definitive Proxy Statement"). For additional information concerning executive officers of the Registrant who were not also directors, see "Item I - Business - Executive Officers of the Registrant" herein, which is incorporated by reference.

Item 11. Executive Compensation.

         The information required herein is incorporated by reference from pages 9 to 10 of the Definitive Proxy Statement.

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

PART IV.

Item 14. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K.

(a) Documents filed as a part of the report:

        (1) The following is an index to the financial statements of the Registrant included in the Annual Report to Stockholders for the year ended December 31, 1997, and incorporated herein by reference in Item 8. The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this Report, except as expressly provided herein.
                                                                    Page(s) in
                                                                  Annual Report
                                                                  -------------
                 Independent Auditors' Report.                           13
                 Balance Sheets:
                    December 31, 1997 and December 31, 1996.             14
                 Statements of Income:
                    Years Ended December 31, 1997 and 1996,
                    Six Months Ended December 31, 1995 and
                    Year Ended June 30, 1995 .                           15
                Statements of Changes in Stockholders' Equity:
                    Years Ended December 31, 1997 and 1996,
                    Six Months Ended December 31, 1995 and
                    Year Ended June 30, 1995.                            16
                Statements of Cash Flows:
                    Years Ended December 31, 1997 and 1996,
                    Six Months Ended December 31, 1995 and
                    Year ended June 30, 1995 .                           17
                Notes to Consolidated Financial Statements.              18-29


        (2) All other schedules have been omitted as the required information is either inapplicable or included in the Notes to Financial Statements.

        (3)    Exhibits (listed numbers correspond to item 601 of Regulation
               S-K)

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

                 (4) Instruments Defining the Rights of Security Holders, Including Indentures--Reference is made to Exhibit (3) above.

                 (9)     Voting Trust Agreement--Not applicable.

            (10) (a) Employment contract between Southern Financial Bancorp and Georgia S. Derrico

            (10) (b) Employment contract between Southern Financial Bancorp and William H. Lagos

                (11)     Statement re Computation of Per Share
                         Earnings--Reference is made to Note 1 to Financial Statements, Page 18 in Annual Report.

                (12)     Statement re Computation of Ratios--Not applicable.

                (13) Pages 13-29 of Annual Report to Stockholders for the Year Ended December 31, 1997.

                (18) Letter re Change in Accounting Principles--Not applicable.

                (21)     Subsidiaries of the registrant:

                                                                                        Percentage of Voting
                                                              Jurisdiction of           Securities Owned by
                                    Name                      Incorporation                  the Parent
                                   ------                     ---------------           ---------------------
                         Southern Financial Bank                 Virginia                        100%


            (22)         Published Report Regarding Matters Submitted to Vote of Security Holders--Not applicable.

            (23) (a)     Consent of KPMG Peat Marwick LLP

            (23) (b)     Consent of Arthur Andersen LLP

            (24)         Power of Attorney - Not applicable

                (27)     Financial Data Schedule

                (28)     Information from Reports Furnished to State Insurance Regulatory Authorities - Not applicable

(b) No reports on Form 8-K were filed during the quarter ended December 31, 1997.


                              SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                SOUTHERN FINANCIAL BANCORP, INC.

                                                By: /s/Georgia S. Derrico
                                                -------------------------
                                                Georgia S. Derrico
                                                Chairman of the Board
                                                and Chief Executive Officer
Dated:    March 30, 1998
------------------------

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the dates indicated.

                Name                                          Title                            Date
               ------                                         ------                          ------


/s/ Georgia S. Derrico                               Director and Chairman of              March 30, 1998
----------------------                               the Board, and                        --------------
Georgia S. Derrico                                   Chief Executive Officer


/s/David de Give                                     Director and Senior Vice              March 30, 1998
----------------------                               President/Treasurer                   --------------
David de Give



s/sWilliam H. Lagos                                  Senior Vice President/Controller     March 30, 1998
----------------------                               (Principal Accounting Officer)       --------------
William H. Lagos



/s/Virginia Jenkins                                  Director                              March 30, 1998
----------------------                                                                     --------------
Virginia Jenkins


/s/R. Roderick Porter                                Director                              March 30, 1998
----------------------                                                                     --------------
R. Roderick Porter


/s/Neil J. Call                                      Director                              March 30, 1998
----------------------                                                                     --------------
Neil J. Call


/s/John L. Marcellus, Jr.                            Director                              March 30, 1998
------------------------                                                                   ---------------
John L. Marcellus, Jr.



/s/Michael P. Rucker                                 Director                               March 30, 1998
------------------------                                                                    ---------------
Michael P. Rucker


                                INDEX TO EXHIBITS

                             Number and Description

10(a) Employment Contract between Southern Financial Bancorp and Georgia S. Derrico

10(b)      Employment Contract between Southern Financial Bancorp and William H.
           Lagos

13 Southern financial Bancorp, Inc. December 31, 1997 Annual Report to Stockholders

23(a)      Consent of KPMG Peat Marwick LLP

23(b)      Consent of Arthur Andersen LLP

27         Financial Data Schedule