Form 10-Q
period 1998-03-31
SOUTHERN FINANCIAL BANCORP INC /VA/
filed 1998-05-14
CIK 914789

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20459


                                    FORM 10-Q


                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



For the Quarter Ended:                              Commission File No.:
    March 31, 1998                                      0-22836



                        SOUTHERN FINANCIAL BANCORP, INC.



          Virginia                                    54-1779978
-------------------------------        -----------------------------------
(State or other jurisdiction of         (IRS Employer Identification Number)
incorporation or organization)


         37 East Main Street
         Warrenton, Virginia                         20186
---------------------------------------    -----------------------------------
(address of principal executive office)            (Zip Code)



Registrant's Telephone Number, including area code:  (540) 349-3900



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES   X                      NO _____



As of April 30, 1998, there were 1,592,781 shares of the registrant's Common Stock outstanding.

                        SOUTHERN FINANCIAL BANCORP, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                 March 31, 1998

                                TABLE OF CONTENTS

                                                                         Page
                                                                       Number

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                  Consolidated Balance Sheets
                  as of March 31, 1998 (Unaudited) and
                  December 31, 1997                                           3

                  Consolidated Statements of Income for the
                  Three Months Ended March 31, 1998 and 1997
                  (Unaudited)                                                 4

                  Consolidated Statements of Comprehensive Income
                  for the Three Months Ended March 31, 1998 and
                  1997 (Unaudited)                                            5

                  Consolidated Statement of Changes in
                  Stockholders' Equity for the Three Months
                  Ended March 31, 1998 (Unaudited)                            6

                  Consolidated Statements of Cash Flows for the
                  Three Months Ended March 31, 1998 and 1997
                  (Unaudited)                                                 7

                  Notes to Consolidated Financial Statements
                  (Unaudited)                                             8 - 9

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   10 - 14


PART II. OTHER INFORMATION


Item 1.  Legal Proceedings                                                   15

Item 2.  Changes in Securities                                               15

Item 3.  Defaults upon Senior Securities                                     15

Item 4.  Submission of Matters to a Vote of Security Holders                 15

Item 5.  Other Information                                                   15

Item 6.    Exhibits and Reports on Form 8-K                                  15

PART III.         SIGNATURES                                                 16

SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED BALANCE SHEETS




                                                   March 31,                 December 31,
                                                     1998                        1997
                                                  (Unaudited)
                                              -------------------------------------------------
Assets
Cash and due from banks                                $ 4,491,768                 $ 4,559,266
Overnight earning deposits                               1,281,792                     545,470
Investment securities, available-for-sale               17,746,533                   4,692,758
Investment securities, held-to-maturity                 73,939,989                  80,468,952
Loans held for sale                                      1,303,500                   1,414,445
Loans receivable, net                                  128,195,327                 128,958,190
Federal Home Loan Bank stock, at cost                    1,082,500                     930,500
Premises and equipment, net                              2,349,333                   2,398,541
Other assets                                             2,829,740                   2,629,813
                                               --------------------           -----------------
Total assets                                         $ 233,220,482               $ 226,597,935
                                               ====================           =================
Liabilities and Stockholders' Equity
Liabilities:
Deposits                                             $ 211,851,711               $ 202,200,249
Advances from Federal Home Loan Bank                             -                   4,000,000
Other liabilities                                        2,330,707                   1,855,085
                                               -------------------            -----------------
Total liabilities                                      214,182,418                 208,055,334
                                               -------------------            -----------------

Commitments
Stockholders' equity:
Preferred stock                                                156                         156
Common stock                                                16,227                      16,216
Capital in excess of par value                          15,571,902                  15,556,882
Retained earnings                                        3,905,515                   3,406,501
Accumulated other comprehensive income                      15,351                      33,933
Treasury stock, at cost                                   (471,087)                   (471,087)
                                               --------------------           -----------------
Total stockholders' equity                              19,038,064                  18,542,601
                                               --------------------           -----------------
Total liabilities and stockholders' equity           $ 233,220,482               $ 226,597,935
                                               ====================      ======================

The accompanying notes are an integral part these financial statements

SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENTS OF INCOME





                                                                              Three Months Ended
                                                                                   March 31,
                                                                        1998                       1997
                                                                ------------------------------------------------
Interest income:
Loans                                                                    $ 3,106,302                $ 2,586,038
Investment securities                                                      1,456,620                  1,236,544
                                                                --------------------               -------------
Total interest income                                                      4,562,922                  3,822,582
                                                                --------------------               -------------
Interest expense:
Deposits                                                                   2,445,688                  1,940,024
Borrowings                                                                    39,567                     73,409
                                                                --------------------               -------------
Total interest expense                                                     2,485,255                  2,013,433
                                                                --------------------               -------------
Net interest income                                                        2,077,667                  1,809,149
Provision for loan losses                                                    225,000                    130,000
                                                                --------------------               -------------
Net interest income after provision for loan losses                        1,852,667                  1,679,149
                                                                --------------------               -------------
Other income:
Gain on sale of loans                                                        137,963                     56,180
Fee income                                                                   343,928                    306,980
Other                                                                          7,600                     39,266
                                                                --------------------               -------------
Total other income                                                           489,491                    402,426
Other expense:
                                                                --------------------               -------------
Employee compensation and benefits                                           657,285                    616,341
Premises and equipment                                                       249,001                    259,276
Data processing expense                                                      178,260                    185,276
Deposit insurance assessments                                                 30,065                     24,907
Advertising                                                                   48,089                     46,957
Other                                                                        248,121                    213,078
                                                                --------------------               -------------
Total other expense                                                        1,410,821                  1,345,835
                                                                --------------------               -------------
Income before income taxes                                                   931,337                    735,740
Provision for income taxes                                                   301,500                    233,200
                                                                --------------------               -------------
Net income                                                                 $ 629,837                  $ 502,540
                                                                ====================               =============
Earnings per common share:

Basic*                                                                        $ 0.39                     $ 0.32
Diluted*                                                                        0.37                       0.31
Weighted average shares outstanding:
Basic*                                                                     1,592,548                  1,564,248
Diluted*                                                                   1,709,010                  1,627,704


*Prior period numbers have been restated to conform with SFAS 128, "Earnings per Share."

 The accompanying notes are an integral part of these financial statements.

SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                                                Three Months Ended
                                                                                      March 31,
                                                                             1998                          1997
                                                                         -------------                -------------
Net income                                                                 $ 629,837                     $ 502,540
Other comprehensive income, net of tax:
    Unrealized holding (loss) gain on securities                             (18,582)                       20,980
                                                                         ------------                   -----------
Comprehensive income                                                       $ 611,255                     $ 523,520
                                                                         ============                   ===========

SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                      Capital in
                                                  Preferred           Common          Excess of          Retained
                                                    Stock             Stock           Par Value          Earnings
                                                  ---------           ------          -----------        ---------

Balance, December 31, 1997                                $ 156          $ 16,216      $ 15,556,882       $ 3,406,501
  Dividends on preferred and common stock                     -                 -                 -          (130,823)
  Options exercised                                           -                11            15,020                 -
  Change in other comprehensive income                        -                 -                 -                 -
  Net income                                                  -                 -                 -           629,837
                                                       ---------           ------      ------------       -----------
Balance, March 31, 1998                                   $ 156          $ 16,227      $ 15,571,902       $ 3,905,515
                                                       =========          =======      =============      ===========




                                                               Accumulated
                                                                  Other              Total
                                                Treasury      Comprehensive       Stockholders'
                                                 Stock           Income              Equity
                                                --------      --------------     --------------

Balance, December 31, 1997                        $ (471,087)         $ 33,933       $ 18,542,601
  Dividends on preferred and common stock                  -                 -           (130,823)
  Options exercised                                        -                 -             15,031
  Change in other comprehensive income                     -           (18,582)           (18,582)
  Net income                                               -                 -            629,837
                                                  -----------      --------------     -----------
Balance, March 31, 1998                           $ (471,087)         $ 15,351       $ 19,038,064
                                                  ===========      ==============    ============

The accompanying notes are an integral part these financial statements

SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS (UNAUDITED)


CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)



                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                  1998                 1997
                                                                               ----------          -----------
Cash flows from operating activities:
Net Income                                                                      $ 629,837            $ 502,540
Adjustments to reconcile net income to
net cash provided by operating activities:
    Depreciation and amortization                                                 198,684              146,539
    Provision for loan losses                                                     225,000              130,000
    Provision for deferred income taxes                                            (9,573)              10,333
    Gain on sale of loans                                                        (137,963)             (56,180)
    Amortization of deferred loan fees                                           (181,935)             (44,521)
    Net funding of loans held for sale                                            248,908               26,368
    Increase in other assets                                                     (180,049)            (116,688)
    Increase in other liabilities                                                 475,622               68,699
                                                                               ----------          -----------
Net cash provided by operating activities                                       1,268,531              667,090
                                                                               ----------          -----------
Cash flows from investing activities:
    (Increase) decrease in loans receivable                                       714,777           (3,048,619)
    Purchase of investment securities, available-for-sale                     (13,206,693)          (9,058,418)
    Paydowns of investment securities                                           6,547,487            4,304,006
    (Increase) decrease in overnight earning deposits, net                       (736,322)             825,001
    Increase in premises and equipment, net                                       (38,948)            (124,502)
    Increase in Federal Home Loan Bank stock                                     (152,000)             (62,900)
                                                                               ----------          -----------
Net cash used in investing activities                                          (6,871,699)          (7,165,432)
                                                                               ----------          -----------

Cash flows from financing activities:
    Net increase in deposits                                                    9,651,462           11,582,536
    Decrease in advances from FHLB                                             (4,000,000)          (4,000,000)
    Proceeds from stock options exercised                                          15,031                    -
    Dividends on preferred and common stock                                      (130,823)             (97,256)
                                                                               ----------          -----------
Net cash provided by financing activities                                       5,535,670            7,485,280
                                                                               ----------          -----------
Net increase (decrease) in cash and due from banks                                (67,498)             986,938
Cash and due from banks, beginning of period                                    4,559,266            4,004,149
                                                                               ----------          -----------
Cash and due from banks, end of period                                        $ 4,491,768          $ 4,991,087
                                                                               ==========          ===========


  The accompanying notes are an integral part of these statements

SOUTHERN FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and, therefore, do not include all information or footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for a fair presentation have been included. All adjustments are of a normal recurring nature. The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results of the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in Southern Financial Bancorp, Inc.'s Annual Report for the year ended December 31, 1997.


NOTE 2 - INVESTMENT SECURITIES

              The following table sets forth the Bancorp's investment securities portfolio as of the dates indicated:

                                                       March 31, 1998                           December 31, 1997
                                               Amortized            Estimated            Amortized           Estimated
                                                  Cost              Fair Value              Cost             Fair Value
                                            ---------------     ------------------     --------------    ------------------

Available-for-sale securities:
    FHLMC preferred stock                        $ 3,841,185          $ 3,859,282          $ 3,865,985         $ 3,907,561
    FHLMC MBS                                      3,053,368            3,052,285                    -                   -
    GNMA MBS                                       9,092,525            9,097,112                    -                   -
    FNMA MBS                                       1,735,409            1,737,854              782,186             785,197
                                                ------------         --------------       ------------        ------------
                                                $ 17,722,487         $ 17,746,533          $ 4,648,171         $ 4,692,758
                                                ============         ============         ============        ============

Held-to-maturity securities:
    GNMA MBS                                    $ 39,233,420         $ 39,148,718         $ 42,471,075        $ 42,657,909
    FNMA MBS                                      25,230,176           25,357,187           27,075,234          27,186,191
    FHLMC MBS                                      5,586,961            5,582,064            6,077,859           6,109,270
    Collateralized mortgage obligations            3,234,960            3,253,707            4,202,852           4,202,559
    FHLB zero-coupon notes                           654,472              655,625              641,932             640,000
                                                ------------         --------------       ------------       -------------
                                                $ 73,939,989         $ 73,997,301         $ 80,468,952        $ 80,795,929
                                                ============         ============         ============        ============


SOUTHERN FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 - LOANS RECEIVABLE

              Loans receivable consist of the following:

                                                               March 31,              December 31,
                                                                 1998                     1997
                                                              ----------              -------------
Mortgage:
    Residential                                               $ 29,601,936             $ 30,421,147
    Nonresidential                                              57,640,269               57,160,286
Construction:
    Residential                                                  5,438,334                6,534,271
    Nonresidential                                              14,121,841               13,160,542
Non-Mortgage:
    Business                                                    21,768,589               21,252,681
    Consumer                                                     2,406,832                3,092,938
                                                             -------------            -------------
Total loans receivable                                         130,977,801              131,621,865
Less:
     Deferred loan fees, net                                       631,641                  627,143
     Allowance for loan losses                                   2,150,833                2,036,532
                                                             -------------            -------------
Loans receivable, net                                        $ 128,195,327            $ 128,958,190
                                                             =============             ============

     The following sets forth information regarding the allowance for loan losses:
                                         Three Months         Three Months
                                            Ended                Ended
                                           3/31/98              3/31/97
                                         ---------------    -----------------


Allowance at beginning of period            $ 2,036,532          $ 1,500,941

Provision for losses charged to income          225,000              130,000
Charge-offs                                    (111,045)              (9,155)
Recoveries                                          346               15,086
                                         ---------------    -----------------

Allowance at end of period                  $ 2,150,833          $ 1,636,872
                                         ===============    =================

NOTE 4 - NEW ACCOUNTING STANDARD

     The Bancorp adopted SFAS No. 130, "Reporting Comprehensive Income," effective for the interim period ended March 31, 1998. SFAS No. 130 requires that certain financial activity normally disclosed in stockholders' equity be reported as an adjustment to net income in computing comprehensive income. Items applicable to the Bancorp are gains and losses on investment securities available-for-sale. The Bancorp has added a Statement of Comprehensive Income as a result of the adoption of SFAS No. 130. Comprehensive income components are reported under a separate caption in the Balance Sheet and Statement of Changes in Stockholders' Equity. The implementation of SFAS No. 130 did not have any financial impact on the Bancorp or its operations for the three months ended March 31, 1998.

SOUTHERN FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Financial Condition

         Total assets of Southern Financial Bancorp, Inc. (the "Bancorp") at March 31, 1998 were $233.2 million, an increase of $6.6 million, or 2.9%, from total assets of $226.6 million at December 31, 1997. Total liabilities increased by $6.1 million, or 3.0%, to $214.2 million at March 31, 1998 from $208.1 million at December 31, 1997.

         The growth in total assets resulted primarily from an increase of $6.5 million in investment securities from December 31, 1997 to March 31, 1998.

         Total loans receivable decreased by $763 thousand to $128.2 million at March 31, 1998 from $129 million at December 31, 1997. Non-residential mortgage loans (permanent and construction) increased by $1.5 million, or 2.1%, to $71.8 million at March 31, 1998, from $70.3 million at December 31, 1997. Residential mortgage loans (permanent and construction) decreased $1.9 million , from $36.9 million at December 31, 1997, to $35 million at March 31, 1998. This change in the loan portfolio mix during the quarter reflects the Bancorp's continuing shift in emphasis from residential mortgage lending to non-residential lending.

         Investment securities available-for-sale increased from $4.7 million at December 31, 1997, to $17.7 million at March 31, 1998. There were purchases of $13.2 million of mortgage-backed securities during the quarter ended March 31, 1998, all of which were designated as available-for-sale.

         Investment securities held-to-maturity decreased by $6.5 million, or 8.1%, to $73.9 million at March 31, 1998, from $80.5 million at December 31, 1997. This decrease resulted from repayments and amortization during the three months ended March 31, 1998.

         The increase in total assets was funded by an increase in customer deposits of $9.7 million, or 4.8%, to $211.9 million at March 31, 1998 from $202.2 million at December 31, 1997. Part of the increase in customer deposits was used to fund the repayment of $4.0 million in advances from the Federal Home Loan Bank ("FHLB") of Atlanta which were outstanding at December 31, 1997.

Results of Operations

         The Bancorp's principal sources of revenue are interest on loans, gains on sales of loans, fees and service charges on loans, interest and dividends on investment securities, and service charges on deposit accounts. Net income is affected by interest on deposits and borrowings and operating expenses.

         The following table presents, for periods indicated, average balances of and weighted average yields on interest-earning assets and average balances and weighted average effective interest paid on interest-bearing liabilities. Calculations have been made utilizing month-end average balances for loans and investment securities and daily average balances for borrowings and deposits. Loan balances do not include non-accrual loans.

SOUTHERN FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS



                                                                        Three Months Ended March 31,
                                                            1998                                 1997
                                                 Average            Average           Average             Average
                                                 Balance          Yield/Rate          Balance            Yield/Rate
                                                 -------          ----------          -------            -----------
                                                                        ($ in thousands)
Interest-earning assets
    Loans receivable                                $ 128,222         9.82               $ 109,912        9.54
    Investment securities                              91,549         6.45                  77,312        6.49
                                                   ----------         ----               ---------        ----
        Total interest-earning assets                 219,771         8.42                 187,224        8.28
                                                   ----------         ----               ---------        ----
Interest-bearing liabilities
    Deposits                                          205,984         4.82                 172,023        4.57
    Borrowings                                          2,832         5.58                   5,511        5.37
                                                   ----------         ----               ---------        ----
        Total interest-bearing liabilities            208,816         4.83                 177,534        4.59
                                                   ----------         ----               ---------        ----
Average dollar difference
between interest-earning assets
and interest-bearing liabilities                       10,955                                9,690
                                                   ==========                             ========
Interest rate spread                                                  3.59                                3.69
                                                                      ====                                ====
Interest margin                                                       3.83                                3.93
                                                                      ====                                ====








     The following table presents information regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in volume (changes in volume multiplied by old rate) and changes in rate (changes in rate multiplied by old volume). The dollar changes in interest income and interest expense attributable to changes in rate/volume (change in rate multiplied by change in volume) have been allocated between rate and volume variances based on the percentage relationship of such variances to each other.


                                                                  Three Months Ended
                                                                    March 31, 1998
                                                              Compared to Three Months Ended
                                                                    March 31, 1997

                                                        Volume             Rate              Total
                                                       ----------       -------              ------
                                                                     ($ in thousands)
Interest income
    Loans receivable                                    $ 442            $ 78                $ 520
    Investment securities                                 228              (8)                 220
                                                       ----------       -------              ------
        Total interest income                             670              70                  740
                                                       ----------       -------              ------
Interest expense
    Deposits                                              398             108                  506
    Borrowings                                            (37)              3                  (34)
                                                       ----------       -------              ------
        Total interest expense                            361             111                  472
                                                       ----------       -------              ------
Net interest income                                       309             (41)                 268
                                                       ==========       =======               ======


SOUTHERN FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     The Bancorp's net income was $630 thousand for the three months ended March 31, 1998, compared to $503 thousand for the three months ended March 31, 1997, an increase of $127 thousand, or 25.3%. Diluted earnings per share were $0.37 and $0.31 for the three months ended March 31, 1998 and 1997, respectively. The weighted average number of diluted shares of common stock outstanding were 1,709,010 and 1,627,704 for the same periods in 1998 and 1997, respectively.

         Net interest income before provision for loan losses for the three months ended March 31, 1998 was $2.1 million, an increase of $269 thousand, or 14.8%, from $1.8 million for the three months ended March 31, 1997. The increase resulted primarily from growth in average interest-earning assets, which was partially offset by a decrease in interest margin. Total interest-earning assets in the three months ended March 31, 1998 averaged $219.8 million as compared to $187.2 million for the same period in 1997. For the three months ended March 31, 1998, the interest rate spread was 3.59%, a decrease of 10 basis points from 3.69% for the three months ended March 31, 1997. The yield on interest-earning assets increased by 14 basis points from 8.28% for the three months ended March 31, 1997 to 8.42% for the three months ended March 31, 1998. The cost of interest-bearing liabilities increased by 24 basis points to 4.83% for the three months ended March 31, 1998 from 4.59% for the three months ended March 31, 1997.

         Total interest income increased by $740 thousand, or 19.4%, to $4.6 million for the three months ended March 31, 1998 from $3.8 million for the three months ended March 31, 1997. This increase was primarily due to an increase of $18.3 million in average loans receivable to $128.2 million for the three months ended March 31, 1998 from $109.9 million for the three months ended March 31, 1997, as well as an increase in the average yield on loans from 9.54% to 9.82% for the same periods. Average investment securities increased by $14.2 million from $77.3 million in the three months ended March 31, 1997 to $91.5 million in the three months ended March 31, 1998. The yield on average investment securities for the three months ended March 31, 1998 was 6.45%, a decrease of 4 basis points from 6.49% for the three months ended March 31, 1997.

         Total interest expense increased by $472 thousand, or 23.4%, to $2.5 million for the three months ended March 31, 1998 from $2 million for the three months ended March 31, 1997. Customer deposits averaged $206 million for the three months ended March 31, 1998, up $34 million from $172 million for the three months ended March 31, 1997. The average effective rate paid on deposits increased by 25 basis points to 4.82% in the 1998 period from 4.57% in the 1997 period. Average borrowings were $2.8 million for the three months ended March 31, 1998, a decrease of $2.7 million from $5.5 million for the three months ended March 31, 1997. The average effective rate paid on borrowings increased to 5.58% for the three months ended March 31, 1998 from 5.37% for the same period in 1997.

         The provision for loan losses for the three months ended March 31, 1998 was $225 thousand, as compared to $130 thousand for the three months ended March 31, 1997. The provision for loan losses is a current charge to earnings to increase the allowance for loan losses. The Bancorp has established the allowance for loan losses to absorb the inherent risk in lending after considering an evaluation of the loan portfolio, current economic conditions, changes in the nature and volume of lending and past loan experience. Recently, the Bancorp's volume of non-residential mortgage loans and business loans has increased, and these loans tend to carry a higher risk classification. The increase in the provision for loan losses reflects the growth in the portfolio of non-residential mortgage loans and business loans. It is the opinion of the Bancorp that the allowance for loan losses at March 31, 1998 remains adequate. Although the Bancorp believes that the allowance is adequate, there can be no assurances that additions to such allowance will not be necessary in future periods, which would adversely affect the Bancorp's results of operations. The allowance for loan losses at March 31, 1998 was $2.2 million, or 1.6% of total loans receivable, versus $2 million at December 31, 1997, which was also 1.6% of total loans receivable.

SOUTHERN FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS




         Other income for the three months ended March 31, 1998 was $489 thousand as compared to $402 thousand for the three months ended March 31, 1997, an increase of $87 thousand, or 21.6%. Gain on sale of loans increased by $82 thousand from $56 thousand during the three months ended March 31, 1997, to $138 thousand for the quarter ended March 31, 1998. This increase was primarily the result of a $2 million increase in sales volume. Fee income increased $37 thousand to $344 thousand for the three months ended March 31, 1998, from $307 thousand for the same period last year. Most of the growth in fee income resulted from increases in service charges related to deposit accounts, particularly ATM fees. Other income decreased from $39 thousand during the quarter ended March 31, 1997, to $8 thousand for the three months ended March 31, 1998, because the 1997 period included a one-time payment from the Bancorp's health insurance provider related to their public issuance of stock.

         Other expense increased by $65 thousand, or 4.8%, to $1.4 million for the three months ended March 31, 1998 from $1.3 million for the three months ended March 31, 1997. Employee compensation and benefits increased by $41 thousand, or 6.6%, reflecting normal wage increases for existing personnel and the cost of increased staffing levels to accommodate growth in the Bancorp's customer base. Expenses for premises and equipment decreased by $10 thousand, or 4%, primarily because of moving the Fairfax branch to a location owned by the Bancorp and eliminating the rent expense.

Regulatory Capital Requirements

         At March 31, 1998 the Bancorp exceeded all regulatory capital standards, which were as follows:


                                     Actual Capital               Required Capital              Excess Captial
                                   Amount        Ratio           Amount        Ratio          Amount       Ratio
                                   -------------------          ---------------------         -------------------
                                                                (Dollars in thousands)

Leverage capital                $ 18,857           8.05%       $ 9,371           4.00%     $ 9,486           4.05%

Tier 1 capital                    18,857          14.42%         5,230           4.00%      13,627          10.42%

Tier 1 and Tier 2 capital         20,664          15.80%        10,461           8.00%      10,203           7.80%

Liquidity

         The Bancorp's primary sources of funds are deposits, loan repayments, proceeds from the sale of loans and investment securities, repayments and maturities of investment securities, and borrowings from the Federal Home Loan Bank of Atlanta. At March 31, 1998, the Bancorp had $8.1 million of unfunded lines of credit and undisbursed construction loan funds of $8.5 million. Approved loan commitments were $5.9 million at March 31, 1998, and the Bancorp had commitments from investors to purchase loans in the amount of $ 1.6 million. It is anticipated that funding requirements for these commitments can be met from the normal sources of funds.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Annual Meeting of Shareholders was held on April 23, 1998 at 2:00 p.m. at the Fauquier Springs Country Club, Springs Road, Warrenton, Virginia. The following is a summary of items voted upon at the meeting:

                           1. The following Directors were elected to serve three year terms expiring in the year 2001:
                                    Georgia S. Derrico
                                    John L. Marcellus, Jr.

                           2. The appointment of KPMG Peat Marwick LLP as independent auditors for the year ending December 31, 1998 was approved by the following vote: For 1,494,997; Against 0; Abstain 167.

Item 5.  OTHER INFORMATION

                  Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  Exhibits Required
                  None.

                  Reports on Form 8-K
                  No reports on Form 8-K were filed during the three months ended March 31, 1998.

SOUTHERN FINANCIAL BANCORP, INC.



Part III.  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 SOUTHERN FINANCIAL BANCORP, INC.
                                          (Registrant)



Date     5/14/98                 By: /s/Georgia S. Derrico
                                   -------------------------------------
                                       Georgia S. Derrico
                                       Chairman and
                                       Chief Executive Officer
                                       (Duly Authorized Representative)



Date     5/14/98                 By: /s/William H. Lagos
                                   -------------------------------------
                                       William H. Lagos
                                       Senior Vice President and Controller
                                       Principal Accounting Officer
                                       (Duly Authorized Representative)