Form 10-Q
period 1998-06-30
SOUTHERN FINANCIAL BANCORP INC /VA/
filed 1998-08-14
CIK 914789

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20459


                                   FORM 10-Q


                  Quarterly Report under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934



For the Quarter Ended:                                      Commission File No.:
    June 30, 1998                                                 0-22836



                        SOUTHERN FINANCIAL BANCORP, INC.



        Virginia                                       54-1779978
-----------------------                           -----------------------------
(State or other jurisdiction of                  (IRS Employer Identification
incorporation or organization)                       Number)


      37 East Main Street
      Warrenton, Virginia                                    20186
----------------------------                      ------------------------------
(address of principal executive                            (Zip Code)
 office)




Registrant's Telephone Number, including area code:  (540) 349-3900



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            YES   X                             NO _____



As of July 31, 1998, there were 1,597,621 shares of the registrant's Common Stock outstanding.

                       SOUTHERN FINANCIAL BANCORP, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                                 June 30, 1998

                               TABLE OF CONTENTS
                               -----------------

                                                                         Page
                                                                        Number
                                                                        ------

PART I.     FINANCIAL INFORMATION


Item 1.     Financial Statements

            Consolidated Balance Sheets
            as of June 30, 1998 (Unaudited) and
            December 31, 1997                                              3

            Consolidated Statements of Income for the
            Three and Six Months Ended June 30, 1998 and 1997
            (Unaudited)                                                    4

            Consolidated Statements of Comprehensive Income
            for the Three and Six Months Ended June 30, 1998 and
            1997 (Unaudited)                                               5

            Consolidated Statement of Changes in
            Stockholders' Equity for the Six Months
            Ended June 30, 1998 (Unaudited)                                6

            Consolidated Statements of Cash Flows for the
            Six Months Ended June 30, 1998 and 1997
            (Unaudited)                                                    7

            Notes to Consolidated Financial Statements
            (Unaudited)                                                    8-9

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           10-14


PART II.    OTHER INFORMATION


Item 1.     Legal Proceedings                                                 15

Item 2.     Changes in Securities                                             15

Item 3.     Defaults upon Senior Securities                                   15

Item 4.     Submission of Matters to a Vote of Security Holders               15

Item 5.     Other Information                                                 15

Item 6.     Exhibits and Reports on Form 8-K                                  15

PART III.   SIGNATURES                                                        16

SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS






                                                June 30,
                                                  1998         December 31,
                                              (Unaudited)          1997
                                              ------------     ------------

Assets

Cash and due from banks                        $ 6,553,030      $ 4,559,266
Overnight earning deposits                       7,382,801          545,470
Investment securities, available-for-sale       26,964,876        4,692,758
Investment securities, held-to-maturity         67,360,474       80,468,952
Loans held for sale                              2,080,094        1,414,445
Loans receivable, net                          123,003,385      128,958,190
Federal Home Loan Bank stock, at cost            1,082,500          930,500
Premises and equipment, net                      2,444,917        2,398,541
Other assets                                     3,048,804        2,629,813
                                               -------------    -------------
Total assets                                  $239,920,881     $226,597,935
                                               =============    =============

Liabilities and Stockholders' Equity
Liabilities:
Deposits                                      $218,038,728     $202,200,249
Advances from Federal Home Loan Bank                     -        4,000,000
Other liabilities                                2,317,235        1,855,085
                                               -------------    ------------
Total liabilities                              220,355,963      208,055,334

Commitments
Stockholders' equity:
Preferred stock                                        156              156
Common stock                                        16,275           16,216
Capital in excess of par value                  15,615,365       15,556,882
Retained earnings                                4,433,215        3,406,501
Accumulated other comprehensive income             (29,006)          33,933
Treasury stock, at cost                           (471,087)        (471,087)
                                               -------------    -------------
Total stockholders' equity                      19,564,918       18,542,601
                                               -------------    -------------
Total liabilities and stockholders' equity    $239,920,881     $226,597,935
                                               ============    =============


  The accompanying notes are an integral part of these financial statements.

SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS (UNAUDITED)


CONSOLIDATED STATEMENTS OF INCOME








                                                                Three Months Ended                           Six Months Ended
                                                                    June 30,                                    June 30,
                                                             1998                   1997                 1998                 1997
                                                          ------------         ------------        -----------          -----------

Interest income:
Loans                                                     $ 3,104,518          $ 2,800,096         $ 6,210,820          $ 5,386,134
Investment securities                                       1,514,394            1,293,369           2,971,014            2,529,913
                                                           ------------         ------------        -----------          -----------
Total interest income                                       4,618,912            4,093,465           9,181,834            7,916,047
                                                           ------------         ------------        -----------          -----------
Interest expense:
Deposits                                                    2,455,354            2,053,074           4,901,042            3,993,098
Borrowings                                                     43,540               96,493              83,107              169,902
                                                           ------------         ------------        -----------          -----------
Total interest expense                                      2,498,894            2,149,567           4,984,149            4,163,000
                                                           ------------         ------------        -----------          -----------
Net interest income                                         2,120,018            1,943,898           4,197,685            3,753,047
Provision for loan losses                                     225,000              175,000             450,000              305,000
                                                           ------------         ------------        -----------          -----------
Net interest income after provision for loan losses         1,895,018            1,768,898           3,747,685            3,448,047
Other income:
Gain on sale of loans                                          81,715               41,650             219,678               97,830
Fee income                                                    336,069              355,733             679,997              662,713
Other                                                          20,371                3,772              27,971               43,038
                                                           ------------         ------------        -----------          -----------
Total other income                                            438,155              401,155             927,646              803,581
Other expense:
Employee compensation and benefits                            713,740              609,176           1,371,025            1,225,517
Premises and equipment                                        271,395              288,374             520,396              547,650
Data processing expense                                       170,270              169,694             348,530              354,970
Deposit insurance assessments                                  31,020               25,431              61,085               50,338
Advertising                                                    33,286               45,801              81,375               92,758
Other                                                         267,011              216,866             515,132              429,944
                                                           ------------         ------------        -----------          -----------
Total other expense                                         1,486,722            1,355,342           2,897,543            2,701,177
                                                           ------------         ------------        -----------          -----------
Income before income taxes                                    846,451              814,711           1,777,788            1,550,451
Provision for income taxes                                    172,000              258,800             473,500              492,000
                                                           ------------         ------------        -----------          -----------
Net income                                                $   674,451          $   555,911         $ 1,304,288          $ 1,058,451
                                                           ============         ============        ===========          ===========
Earnings per common share:
Basic*                                                    $      0.42          $      0.35         $      0.81          $      0.67
Diluted*                                                         0.39                 0.34                0.76                 0.65
Weighted average shares outstanding:
Basic*                                                      1,593,260            1,566,943           1,592,906            1,565,603
Diluted*                                                    1,720,913            1,631,710           1,714,763            1,629,906



*Prior period numbers have been restated to conform with SFAS 128, "Earnings per Share."





    The accompanying notes are an integral part of these financial statements

SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME







                                                             Three Months Ended                     Six Months Ended
                                                                  June 30,                              June 30,
                                                           1998              1997              1998                1997
                                                         --------         ---------         ---------          -----------
Net income                                              $ 674,451         $ 555,911        $ 1,304,288         $ 1,058,451
Other comprehensive income, net of tax:
    Unrealized holding (loss) gain on securities          (44,357)           (1,934)           (62,939)             19,046
                                                        ----------        ---------         ----------         ------------
Comprehensive income                                    $ 630,094         $ 553,977        $ 1,241,349         $ 1,077,497
                                                        ==========        =========        ============        ===========



    The accompanying notes are an integral part of these financial statements

SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY






                                                                                                      Accumulated
                                                                 Capital in                              Other          Total
                                            Preferred  Common    Excess of    Retained    Treasury    Comprehensive  Stockholders'
                                              Stock    Stock     Par Value    Earnings     Stock          Income         Equity
                                            ---------------------------------------------------------------------------------------
Balance, December 31, 1997                  $ 156    $ 16,216  $15,556,882   $3,406,501   $(471,087)     $ 33,933   $ 18,542,601
  Dividends on preferred and common stock       -           -            -     (130,823)          -             -       (130,823)
  Options exercised                             -          11       15,020            -           -             -         15,031
  Change in other comprehensive income          -           -            -            -           -       (18,582)       (18,582)
  Net income                                    -           -            -      629,837           -             -        629,837
                                            --------------------------------------------------------------------------------------
Balance, March 31, 1998                     $ 156    $ 16,227  $15,571,902   $3,905,515   $(471,087)     $ 15,351   $ 19,038,064
  Dividends on preferred and common stock                                      (146,751)                                (146,751)
  Options exercised                                        48       43,463                                                43,511
  Change in other comprehensive income                                                                    (44,357)       (44,357)
  Net income                                                                    674,451                                  674,451
                                            --------------------------------------------------------------------------------------
Balance, June 30, 1998                      $ 156    $ 16,275  $15,615,365   $4,433,215   $ 471,087)    $ (29,006)  $ 19,564,918

                                            =======================================================================================







   The accompanying notes are an integral part of these financial statements.

SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENTS OF CASH FLOWS






                                                                                          Six Months Ended
                                                                                             June 30,
                                                                                       1998                  1997
                                                                                   -----------           -----------
Cash flows from operating activities:
Net Income                                                                         $ 1,304,288           $ 1,058,451
Adjustments to reconcile net income to
net cash provided by operating activities:
    Depreciation and amortization                                                      422,948               307,003
    Provision for loan losses                                                          450,000               305,000
    Provision for deferred income tax (benefit)                                        197,918                (1,069)
    Gain on sale of loans                                                             (219,678)              (97,830)
    Gain on sale of securities                                                          (5,067)                    -
    Amortization of deferred loan fees                                                (348,467)              (92,470)
    Net funding of loans held for sale                                                (445,971)               37,972
    Increase in other assets                                                          (435,571)             (343,960)
    Increase in other liabilities                                                      383,761               148,701
                                                                                    -----------           -----------
Net cash provided by operating activities                                            1,304,161             1,321,798
                                                                                    -----------           -----------

Cash flows from investing activities:
    (Increase) decrease in loans receivable                                          5,797,714            (8,096,817)
    Purchase of investment securities, held-to-maturity                             (1,959,970)          (16,698,727)
    Purchase of investment securities, available-for-sale                          (26,345,725)                    -
    Sale of investment securities available-for-sale                                 2,969,870                     -
    Paydowns of investment securities                                               15,826,622             7,601,760
    (Increase) decrease in overnight earning deposits, net                          (6,837,331)              661,356
    Increase in premises and equipment, net                                           (229,024)             (966,367)
    Increase in Federal Home Loan Bank stock                                          (152,000)              (62,900)
                                                                                   -----------           -----------
Net cash used in investing activities                                              (10,929,844)          (17,561,695)
                                                                                   -----------           -----------
Cash flows from financing activities:
    Net increase in deposits                                                        15,838,479            17,891,028
    Decrease in advances from FHLB                                                  (4,000,000)           (2,500,000)
    Proceeds from stock options exercised                                               58,542               100,029
    Dividends on preferred and common stock                                           (277,574)             (210,153)
                                                                                   -----------           -----------

Net cash provided by financing activities                                           11,619,447            15,280,904
                                                                                   -----------           -----------
Net increase (decrease) in cash and due from banks                                   1,993,764              (958,993)

Cash and due from banks, beginning of period                                         4,559,266             4,004,149
                                                                                   -----------           -----------
Cash and due from banks, end of period                                             $ 6,553,030           $ 3,045,156
                                                                                   ============          ============


         The accompanying notes are an integral part of these statements

SOUTHERN FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and, therefore, do not include all information or footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for a fair presentation have been included. All adjustments are of a normal recurring nature. The results of operations for the six-month period ended June 30, 1998 are not necessarily indicative of the results of the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in Southern Financial Bancorp, Inc.'s Annual Report for the year ended December 31, 1997.


NOTE 2 - INVESTMENT SECURITIES

              The following table sets forth the Bancorp's investment securities portfolio as of the dates indicated:





                                                              June 30, 1998                          December 31, 1997
                                                      Amortized           Estimated            Amortized            Estimated
                                                         Cost             Fair Value              Cost              Fair Value
                                                     -----------         -----------          -----------          -----------
Available-for-sale securities:
    FHLMC preferred stock                           $  3,824,385        $  3,826,538          $ 3,865,985          $ 3,907,561
    FHLMC MBS                                          6,794,663           6,767,751                    -                    -
    GNMA MBS                                           5,804,149           5,779,538                    -                    -
    FNMA MBS                                          10,584,455          10,591,049              782,186              785,197
                                                     -----------         -----------          -----------          -----------
                                                    $ 27,007,652        $ 26,964,876          $ 4,648,171          $ 4,692,758
                                                     ===========         ===========          ===========          ============
Held-to-maturity securities:
    GNMA MBS                                        $ 34,949,493        $ 34,822,916          $42,471,075          $42,657,909
    FNMA MBS                                          22,998,939          23,108,150           27,075,234           27,186,191
    FHLMC MBS                                          5,108,502           5,114,069            6,077,859            6,109,270
    Collateralized mortgage obligations                2,343,570           2,353,239            4,202,852            4,202,559
    Obligations of counties and municipalities         1,959,970           1,940,889                    -                    -
    FHLB zero-coupon notes                                     -                   -              641,932              640,000
                                                      -----------         -----------          -----------          -----------
                                                    $ 67,360,474        $ 67,339,263          $80,468,952          $80,795,929
                                                     ===========         ===========          ===========          ============


SOUTHERN FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 - LOANS RECEIVABLE

              Loans receivable consist of the following:





                                  June 30,                  December 31,
                                    1998                       1997
                                 ------------             ------------

Mortgage:
    Residential                  $ 27,168,397             $ 30,421,147
    Nonresidential                 58,900,055               57,160,286
Construction:
    Residential                     5,064,182                6,534,271
    Nonresidential                  9,832,205               13,160,542
Non-Mortgage:
    Business                       22,427,561               21,252,681
    Consumer                        2,324,455                3,092,938
                                 ------------             ------------
Total loans receivable            125,716,855              131,621,865
Less:
     Unearned income, net             624,887                  627,143
     Allowance for loan losses      2,088,583                2,036,532
                                 ------------             ------------
Loans receivable, net            $123,003,385             $128,958,190
                                 ============             =============




         The following sets forth information regarding the allowance for loan losses:





                                              Six Months           Six Months
                                                Ended                Ended
                                               6/30/98              6/30/97
                                            ---------------    -----------------


Allowance at beginning of period              $ 2,036,532          $ 1,500,941

Provision for losses charged to income            450,000              305,000
Charge-offs                                      (405,210)            (223,414)
Recoveries                                          7,261               19,402
                                            --------------    -----------------

Allowance at end of period                    $ 2,088,583          $ 1,601,929
                                            ==============    =================



NOTE 4 - NEW ACCOUNTING STANDARD

              On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS 133 becomes effective for the Bancorp on January 1, 2000. Management anticipates that the adoption of SFAS 133 will not have a significant impact on the financial position or results of operations of the Bancorp.

SOUTHERN FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS  OF OPERATIONS


Financial Condition

         Total assets of Southern Financial Bancorp, Inc. (the "Bancorp") at June 30, 1998 were $239.9 million, an increase of $13.3 million, or 5.9%, from total assets of $226.6 million at December 31, 1997. Total liabilities increased by $12.3 million, or 5.9%, to $220.4 million at June 30, 1998 from $208.1 million at December 31, 1997.

         The growth in total assets resulted primarily from increases of $9.2 million in investment securities, $6.8 million in overnight earning deposits, and $2 million in cash and due from banks from December 31, 1997 to June 30, 1998.

         Total loans receivable decreased by $6 million to $123 million at June 30, 1998 from $129 million at December 31, 1997. In this period the Bancorp sold for the first time the guaranteed portion of some of the Small Business Administration (SBA) loans that it held in portfolio. These sales totaled $2.2 million. Residential mortgage loans (permanent and construction) decreased $4.7 million, from $36.9 million at December 31, 1997, to $32.2 million at June 30, 1998, as lower interest rates led to increased refinances. Non-residential construction mortgage loans decreased by $3.3 million, or 25.3%, to $9.8 million at June 30, 1998, from $13.1 million at December 31, 1997. Non-residential permanent mortgage loans increased by $1.7 million to $58.9 million at June 30, 1998, from $57.2 million at December 31, 1997. Non-mortgage business loans increased $1.2 million to $22.4 million at June 30, 1998, from $21.2 million at December 31, 1997.

         Investment securities available-for-sale increased from $4.7 million at December 31, 1997, to $27 million at June 30, 1998. There were purchases of $26.3 million of mortgage-backed securities during the six months ended June 30, 1998, all of which were designated as available-for-sale.

         Investment securities held-to-maturity decreased by $13.1 million, or 16.3%, to $67.4 million at June 30, 1998, from $80.5 million at December 31, 1997. This decrease resulted from $15.1 million in repayments and amortization during the six months ended June 30, 1998, partially offset by purchases of $2 million of obligations of counties and municipalities.

         The increase in total assets was funded by an increase in customer deposits of $15.8 million, or 7.8%, to $218 million at June 30, 1998 from $202.2 million at December 31, 1997. Part of the increase in customer deposits was used to fund the repayment of $4.0 million in advances from the Federal Home Loan Bank ("FHLB") of Atlanta which were outstanding at December 31, 1997.

Results of Operations

         The Bancorp's principal sources of revenue are interest on loans, gains on sales of loans, fees and service charges on loans, interest and dividends on investment securities, and service charges on deposit accounts. Net income is affected by interest on deposits and borrowings and operating expenses.

         The following table presents, for periods indicated, average balances of and weighted average yields on interest-earning assets and average balances of and weighted average effective rates paid on interest-bearing liabilities. Calculations have been made utilizing month-end average balances for loans and investment securities and daily average balances for borrowings and deposits. Loan balances do not include non-accrual loans.




                                                                 Six Months Ended June 30,
                                                          1998                               1997
                                              ---------------------------------------------------------------
                                                 Average          Average             Average      Average
                                                 Balance         Yield/Rate           Balance     Yield/Rate
                                              -----------------------------        --------------------------
                                                                      $ in thousands)
Interest-earning assets
    Loans receivable                          $ 127,294           9.76%            $ 113,147          9.52%
    Investment securities                        95,625           6.21                78,878          6.41
                                             ------------      ------------        ------------     ---------
        Total interest-earning assets           222,919           8.24               192,025          8.24
                                            ------------      ------------        ------------     ---------
Interest-bearing liabilities
    Deposits                                    207,071           4.77               173,353          4.64
    Borrowings                                    2,939           5.69                 6,173          5.55

        Total interest-bearing liabilities      210,010           4.78               179,526          4.67
                                            ------------      ------------        ------------     ---------
Average dollar difference
between interest-earning assets
and interest-bearing liabilities                 12,909                               12,499
                                            ============                          ============
Interest rate spread                                              3.46                                3.57
                                                              ============                       ============

Interest margin                                                   3.74                                3.87
                                                              ============                       ============


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



                                                Six Months Ended
                                                  June 30, 1998
                                            Compared to Six Months Ended
                                                  June 30, 1997
                                     ----------------------------------------
                                     Volume            Rate            Total
                                     -------        ---------        --------
                                                ($ in thousands)
Interest income
    Loans receivable                 $ 686           $ 139            $ 825
    Investment securities              522             (81)             441
                                     -------        ---------        --------
        Total interest income        1,208              58            1,266
                                     -------        ---------        --------
Interest expense
    Deposits                           793             115              908
    Borrowings                         (91)              4              (87)
                                     -------        ---------        --------
        Total interest expense         702             119              821
                                     -------        ---------        --------
Net interest income                    506             (61)             445
                                     ========       ==========       ========

                  The Bancorp's net income was $1.3 million for the six months ended June 30, 1998, compared to $1.1 million for the six months ended June 30, 1997, an increase of $246 thousand, or 23.2%. Diluted earnings per share were $0.76 and $0.65 for the six months ended June 30, 1998 and 1997, respectively. The weighted average number of diluted shares of common stock outstanding were 1,714,763 and 1,629,906 for the same periods in 1998 and 1997, respectively.

                  Net income for the three months ended June 30, 1998 was $674 thousand, an increase of $118 thousand, or 21.3%, over $556 thousand for the same period last year. Diluted earnings per share were $0.39 and $0.34 for the quarters ended June 30, 1998 and 1997, respectively. The weighted average number of diluted shares of common stock outstanding were 1,720,913 and 1,631,710 for the three months ended June 30, 1998 and 1997, respectively.

                  Net interest income before provision for loan losses for the six months ended June 30, 1998 was $4.2 million, an increase of $445 thousand, or 11.8%, from $3.8 million for the six months ended June 30, 1997. The increase resulted primarily from growth in average interest-earning assets, which was partially offset by a decrease in interest margin. Total interest-earning assets in the six months ended June 30, 1998 averaged $222.9 million as compared to $192 million for the same period in 1997. For the six months ended June 30, 1998, the interest rate spread was 3.46%, a decrease of 11 basis points from 3.57% for the six months ended June 30, 1997. The yield on interest-earning assets for the six months ended June 30, 1998 was 8.24% reflecting no change from the same period last year. The cost of interest-bearing liabilities increased by 11 basis points to 4.78% for the six months ended June 30, 1998 from 4.67% for the six months ended June 30, 1997.

                  Net interest income before provision for loan losses for the three months ended June 30, 1998 was $2.1 million, an increase of $176 thousand, or 9.1%, from $1.9 million for the quarter ended June 30, 1997.

                  Total interest income increased by $1.3 million, or 16%, to $9.2 million for the six months ended June 30, 1998 from $7.9 million for the six months ended June 30, 1997. This increase was primarily due to an increase of $14.2 million in average loans receivable to $127.3 million for the six months ended June 30, 1998 from $113.1 million for the six months ended June 30, 1997, as well as an increase in the average yield on loans from 9.52% to 9.76% for the same periods. Average investment securities increased by $16.7 million from $78.9 million in the six months ended June 30, 1997 to $95.6 million in the six months ended June 30, 1998. The yield on average investment securities for the six months ended June 30, 1998 was 6.21%, a decrease of 20 basis points from 6.41% for the six months ended June 30, 1997.

                  Total interest expense increased by $821 thousand, or 19.7%, to $5 million for the six months ended June 30, 1998 from $4.2 million for the six months ended June 30, 1997. Customer deposits averaged $207 million for the six months ended June 30, 1998, up $33.7 million from $173.3 million for the six months ended June 30, 1997. The average effective rate paid on deposits increased by 13 basis points to 4.77% in the 1998 period from 4.64% in the 1997 period. Average borrowings were $2.9 million for the six months ended June 30, 1998, a decrease of $3.2 million from $6.1 million for the six months ended June 30, 1997. The average effective rate paid on borrowings increased to 5.69% for the six months ended June 30, 1998 from 5.55% for the same period in 1997.

                  The provision for loan losses for the six months ended June 30, 1998 was $450 thousand, as compared to $305 thousand for the six months ended June 30, 1997. The provision for loan losses is a current charge to earnings to increase the allowance for loan losses. The Bancorp has established the allowance for loan losses to absorb the inherent risk in lending after considering an evaluation of the loan portfolio, current economic conditions, changes in the nature and volume of lending and past loan experience. Recently, the Bancorp's volume of non-residential mortgage loans and business loans has increased, and these loans tend to carry a higher risk classification. The increase in the provision for loan losses reflects the growth in the portfolio of non-residential mortgage loans and business loans. It is the opinion of the Bancorp that the allowance for loan losses at June 30, 1998 remains adequate. Although the Bancorp believes that the allowance is adequate, there can be no assurances that additions to such allowance will not be necessary in future periods, which would adversely affect the Bancorp's results of operations. The allowance for loan losses at June 30, 1998 was $2.1 million, or 1.7% of total loans receivable, versus $2 million at December 31, 1997, which was 1.6% of total loans receivable.

                  Other income for the six months ended June 30, 1998 was $928 thousand as compared to $804 thousand for the six months ended June 30, 1997, an increase of $124 thousand, or 15.4%. Gain on sale of loans increased by $122 thousand from $98 thousand during the six months ended June 30, 1997, to $220 thousand for the six months ended June 30, 1998. This increase was primarily the result of a $3.1 million increase in sales volume including the guaranteed portion of SBA loans on which gains have been recognized. Fee income increased $17 thousand to $680 thousand for the six months ended June 30, 1998, from $663 thousand for the same period last year. Most of the growth in fee income resulted from increases in service charges related to deposit accounts, particularly ATM fees. Other income decreased from $43 thousand during the six months ended June 30, 1997, to $28 thousand for the six months ended June 30, 1998, because the 1997 period included a one-time payment from the Bancorp's health insurance provider related to their public issuance of stock.

                  Other expense increased by $196 thousand, or 7.3%, to $2.9 million for the six months ended June 30, 1998 from $2.7 million for the six months ended June 30, 1997. Employee compensation and benefits increased by $146 thousand, or 11.9%, reflecting normal wage increases for existing personnel and the cost of opening of a new branch in April 1998. Expenses for premises and equipment decreased by $27 thousand, or 5%, primarily because of moving the Fairfax branch to a location owned by the Bancorp and eliminating the rent expense. Other expense increased by $85 thousand, or 19.8%, reflecting higher miscellaneous expenses during the six-month period ended June 30, 1998.

                  The provision for income taxes declined from $259 thousand for the three months ended June 30, 1997, to $172 thousand for the quarter ended June 30, 1998, because of an adjustment to provisions made in prior periods.

Regulatory Capital Requirements

                  At June 30, 1998 the Bancorp exceeded all regulatory capital standards, which were as follows:







                                      Actual Capital           Required Capital            Excess Captial
                                  Amount        Ratio        Amount        Ratio         Amount        Ratio
                                 ---------------------       -------------------      ----------------------
                                                               ($ in thousands)

Leverage capital                 $ 19,368       8.33%       $ 9,296        4.00%      $ 10,072          4.33%

Tier 1 capital                     19,368      14.74%         5,256        4.00%        14,112         10.74%

Tier 1 and Tier 2 capital          21,182      16.12%        10,512        8.00%        10,670          8.12%



Liquidity

                  The Bancorp's primary sources of funds are deposits, loan repayments, proceeds from the sale of loans and investment securities, repayments and maturities of investment securities, and borrowings from the Federal Home Loan Bank of Atlanta under a credit availability in the amount of $45 million. At June 30, 1998, the Bancorp had $7.1 million of unfunded lines of credit and undisbursed construction loan funds of $7.3 million. Approved loan commitments were $12.2 million at June 30, 1998, and the Bancorp had commitments from investors to purchase loans in the amount of $ 2.3 million. It is anticipated that funding requirements for these commitments can be met from the normal sources of funds.

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

                                    Not applicable

Item 5.           OTHER INFORMATION

                                    Not applicable.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                                    Exhibits Required
                                    None.

                                    Reports on Form 8-K
                                    No reports on Form 8-K were filed during the three months ended June 30, 1998.

SOUTHERN FINANCIAL BANCORP, INC.



Part III.  SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             SOUTHERN FINANCIAL BANCORP, INC.
                             ----------------------------------------
                                                        (Registrant)



Date     8/14/98             By: /s/Georgia S. Derrico
         -------                 -------------------------------------
                                 Georgia S. Derrico
                                 Chairman and
                                 Chief Executive Officer
                                 (Duly Authorized Representative)



Date     8/14/98             By: /s/William H. Lagos
         -------                 -------------------------------------
                                 William H. Lagos
                                 Senior Vice President and Controller
                                 Principal Accounting Officer
                                 (Duly Authorized Representative)