Form 10-Q
period 1998-09-30
SOUTHERN FINANCIAL BANCORP INC /VA/
filed 1998-11-13
CIK 914789

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20459

                                    FORM 10-Q

                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended:                                 Commission File No.:
 September 30, 1998                                         0-22836

                       SOUTHERN FINANCIAL BANCORP, INC.


       Virginia                                                 54-1779978
-------------------------                                 ---------------------
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                           Identification Number)


         37 East Main Street                                       20186
         Warrenton, Virginia
 --------------------------------------                   ----------------------
(address of principal executive office)                         (Zip Code)


Registrant's Telephone Number, including area code:  (540) 349-3900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            YES   X                             NO _____


As of October 31, 1998, there were 1,603,220 shares of the registrant's Common Stock outstanding.

                       SOUTHERN FINANCIAL BANCORP, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                              September 30, 1998

                               TABLE OF CONTENTS
                                                                         Page
                                                                        Number
                                                                        ------

PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements

            Consolidated Balance Sheets
            as of September 30, 1998 (Unaudited) and
            December 31, 1997                                                 3

            Consolidated Statements of Income for the
            Three and Nine Months Ended September 30, 1998 and 1997
            (Unaudited)                                                       4

            Consolidated Statements of Comprehensive Income
            for the Three and Nine Months Ended September 30, 1998 and
            1997 (Unaudited)                                                  5

            Consolidated Statements of Cash Flows for the
            Nine Months Ended September 30, 1998 and 1997
            (Unaudited)                                                       6

            Notes to Consolidated Financial Statements
            (Unaudited)                                                   7 - 8

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           9 - 13


PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings                                                    14

Item 2.  Changes in Securities                                                14

Item 3.  Defaults upon Senior Securities                                      14

Item 4.  Submission of Matters to a Vote of Security Holders                  14

Item 5.  Other Information                                                    14

Item 6.  Exhibits and Reports on Form 8-K                                     14

PART III.           SIGNATURES                                                15

SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                                September 30,
                                                    1998          December 31,
                                                (Unaudited)          1997
                                               -------------     -------------
Assets
Cash and due from banks                         $ 4,113,441      $ 4,559,266
Overnight earning deposits                        6,082,598          545,470
Investment securities, available-for-sale        45,246,203        4,692,758
Investment securities, held-to-maturity          60,366,270       80,468,952
Loans held for sale                                 587,000        1,414,445
Loans receivable, net                           127,467,086      128,958,190
Federal Home Loan Bank stock, at cost             1,082,500          930,500
Premises and equipment, net                       2,388,383        2,398,541
Other assets                                      3,783,081        2,629,813
                                               -------------     ------------
Total assets                                  $ 251,116,562    $ 226,597,935
                                              ==============   ==============

Liabilities and Stockholders' Equity
Liabilities:
Deposits                                      $ 226,609,511    $ 202,200,249
Advances from Federal Home Loan Bank                      -        4,000,000
Other liabilities                                 4,168,868        1,855,085
                                               -------------     ------------
Total liabilities                               230,778,379      208,055,334
                                               -------------     ------------
Commitments
Stockholders' equity:
Preferred stock                                         136              156
Common stock                                         16,331           16,216
Capital in excess of par value                   15,648,527       15,556,882
Retained earnings                                 4,935,961        3,406,501
Accumulated other comprehensive income              208,315           33,933
Treasury stock, at cost                            (471,087)        (471,087)
                                               -------------     ------------
Total stockholders' equity                       20,338,183       18,542,601
                                               -------------     ------------
Total liabilities and stockholders' equity    $ 251,116,562    $ 226,597,935
                                              ==============  -==============

   The accompanying notes are an integral part of these financial statements.

SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENTS OF INCOME

                                                                Three Months Ended                          Nine Months Ended
                                                                    September 30,                              September 30,
                                                            1998                   1997                  1998                1997
                                                       ------------------     ------------         ----------------    -------------


Interest income:
Loans                                                   $ 3,071,959            $ 3,023,761          $ 9,282,779         $ 8,409,895
Investment securities                                     1,613,003              1,418,003            4,584,017           3,947,916
                                                       ------------------     ------------         ----------------    -------------
Total interest income                                     4,684,962              4,441,764           13,866,796          12,357,811
                                                       ------------------     ------------         ----------------    -------------
Interest expense:
Deposits                                                  2,519,203              2,284,137            7,420,245           6,277,235
Borrowings                                                   80,431                 76,772              163,538             246,674
                                                       ------------------     ------------         ----------------    -------------
Total interest expense                                    2,599,634              2,360,909            7,583,783           6,523,909
                                                       ------------------     ------------         ----------------    -------------
Net interest income                                       2,085,328              2,080,855            6,283,013           5,833,902
Provision for loan losses                                   225,000                255,000              675,000             560,000
                                                       ------------------     ------------         ----------------    -------------
Net interest income after provision for loan losses       1,860,328              1,825,855            5,608,013           5,273,902
                                                       ------------------     ------------         ----------------    -------------
Other income:
Gain on sale of loans                                       266,618                 48,151              486,296             145,981
Fee income                                                  369,817                380,540            1,049,814           1,043,253
Other                                                        31,057                 34,228               59,028              77,266
                                                       ------------------     ------------         ----------------    -------------
Total other income                                          667,492                462,919            1,595,138           1,266,500
                                                       ------------------     ------------         ----------------    -------------
Other expense:
Employee compensation and benefits                          740,063                632,369            2,111,088           1,857,886
Premises and equipment                                      287,547                322,608              807,943             870,258
Data processing expense                                     174,989                181,906              523,519             536,876
Deposit insurance assessments                                31,818                 27,490               92,903              77,828
Advertising                                                  43,556                 57,120              124,931             149,878
Other                                                       293,133                230,034              808,265             659,978
                                                       ------------------     ------------         ----------------    -------------
Total other expense                                       1,571,106              1,451,527            4,468,649           4,152,704
                                                       ------------------     ------------         ----------------    -------------
Income before income taxes                                  956,714                837,247            2,734,502           2,387,698
Provision for income taxes                                  298,700                269,500              772,200             761,500
                                                       ==================     =============        ================     ============
Net income                                              $   658,014            $   567,747          $ 1,962,302         $ 1,626,198
                                                       ==================     =============        ================     ============
Earnings per common share:
Basic*                                                  $      0.41            $      0.36          $      1.22         $      1.03
Diluted*                                                       0.38                   0.34                 1.14                0.96
Weighted average shares outstanding:
Basic*                                                    1,602,066              1,587,153            1,595,993           1,572,865
Diluted*                                                  1,717,428              1,669,150            1,715,787           1,694,722


*Prior period numbers have been restated to conform with SFAS 128, "Earnings per Share."

    The accompanying notes are an integral part of these financial statements

SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                            Three Months Ended                     Nine Months Ended
                                                               September 30,                         September 30,
                                                          1998              1997               1998                1997
                                                       ----------        -----------      --------------        -------------

Net income                                              $ 658,014         $ 567,747         $1,962,302          $ 1,626,198
Other comprehensive income, net of tax:
    Unrealized holding gain on securities                 237,321            17,455            174,382               36,501
                                                       ----------        -----------      --------------        -------------
Comprehensive income                                    $ 895,335         $ 585,202         $2,136,684          $ 1,662,699
                                                       =========         ==========       ==============        =============

      The accompanying notes are an integral part of these financial statements

SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                       1998                   1997
                                                                                  -------------          ------------

Cash flows from operating activities:
Net Income                                                                          $ 1,962,302           $ 1,626,198
Adjustments to reconcile net income to
net cash provided by operating activities:
    Depreciation and amortization                                                       693,002               439,505
    Provision for loan losses                                                           675,000               560,000
    Provision for deferred income tax (benefit)                                         320,175                 8,992
    Gain on sale of loans                                                              (486,296)             (145,981)
    Gain on sale of securities                                                          (22,716)                    -
    Amortization of deferred loan fees                                                 (477,552)             (177,101)
    Net funding of loans held for sale                                                1,313,741                58,049
    Increase in other assets                                                         (1,246,068)              235,741
    Increase in other liabilities                                                     2,235,394               335,813
                                                                                   -------------          ------------
Net cash provided by operating activities                                             4,966,982             2,941,216
                                                                                   -------------          ------------

Cash flows from investing activities:
    (Increase) decrease in loans receivable                                           1,117,652           (15,217,497)
    Purchase of investment securities, held-to-maturity                              (1,959,970)          (29,446,224)
    Purchase of investment securities, available-for-sale                           (50,748,447)                    -
    Sale of investment securities available-for-sale                                  6,702,750                     -
    Paydowns of investment securities                                                25,364,188            13,512,582
    (Increase) decrease in overnight earning deposits, net                           (5,537,128)            1,723,710
    Increase in premises and equipment, net                                            (268,011)             (947,720)
    Increase in Federal Home Loan Bank stock                                           (152,000)              (62,900)
                                                                                   -------------          ------------
Net cash used in investing activities                                               (25,480,966)          (30,438,049)
                                                                                   -------------          ------------

Cash flows from financing activities:
    Net increase in deposits                                                         24,409,262            29,176,623
    Decrease in advances from FHLB                                                   (4,000,000)             (500,000)
    Proceeds from stock options exercised                                                91,739               260,108
    Dividends on preferred and common stock                                            (432,842)             (324,801)
                                                                                   -------------          ------------

Net cash provided by financing activities                                            20,068,159            28,611,930
                                                                                   -------------          ------------
Net increase (decrease) in cash and due from banks                                     (445,825)            1,115,097

Cash and due from banks, beginning of period                                          4,559,266             4,004,149
                                                                                   -------------          ------------

Cash and due from banks, end of period                                              $ 4,113,441           $ 5,119,246
                                                                                  ==============          ============


        The accompanying notes are an integral part of these statements

SOUTHERN FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and, therefore, do not include all information or footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for a fair presentation have been included. All adjustments are of a normal recurring nature. The results of operations for the nine-month period ended September 30, 1998 are not necessarily indicative of the results of the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in Southern Financial Bancorp, Inc.'s Annual Report for the year ended December 31, 1997.

NOTE 2 - INVESTMENT SECURITIES

            The following table sets forth the Bancorp's investment securities portfolio as of the dates indicated:

                                                           September 30, 1998                        December 31, 1997
                                                     Amortized             Estimated           Amortized           Estimated
                                                       Cost               Fair Value             Cost              Fair Value
                                                  --------------         -----------         ------------         ------------

Available-for-sale securities:
    FHLMC preferred stock                            $ 3,807,585          $ 3,826,538         $ 3,865,985          $ 3,907,561
    FHLMC MBS                                         11,919,254           12,035,418                   -                    -
    GNMA MBS                                           5,245,124            5,221,188                   -                    -
    FNMA MBS                                          16,282,418           16,359,399             782,186              785,197
    Other MBS                                          2,005,000            2,006,875                   -                    -
    Obligations of counties and municipalities         4,682,087            4,779,885                   -                    -
    Corporate obligations                                987,934            1,016,900                   -                    -
                                                 ----------------    -----------------    ---------------     -----------------
                                                     $44,929,402          $45,246,203         $ 4,648,171          $ 4,692,758
                                                 ================    =================    ================    =================
Held-to-maturity securities:
    GNMA MBS                                         $31,262,795          $31,173,935         $42,471,075          $42,657,909
    FNMA MBS                                          21,448,253           21,641,655          27,075,234           27,186,191
    FHLMC MBS                                          4,308,155            4,305,309           6,077,859            6,109,270
    Collateralized mortgage obligations                1,387,507            1,401,297           4,202,852            4,202,559
    Obligations of counties and municipalities         1,959,560            1,940,889                   -                    -
    FHLB zero-coupon notes                                     -                    -             641,932              640,000
                                                -----------------    -----------------    ---------------     -----------------
                                                     $60,366,270          $60,463,085         $80,468,952          $80,795,929
                                                =================    =================    ===============     =================

SOUTHERN FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 - LOANS RECEIVABLE

         Loans receivable consist of the following:

                                                              September 30,             December 31,
                                                                  1998                     1997
                                                              ------------             --------------

Mortgage:
    Residential                                               $ 26,623,102             $ 30,421,147
    Nonresidential                                              63,799,019               57,160,286
Construction:
    Residential                                                  4,709,946                6,534,271
    Nonresidential                                               8,189,181               13,160,542
Non-Mortgage:
    Business                                                    24,659,772               21,252,681
    Consumer                                                     2,415,897                3,092,938
                                                             ------------             --------------
Total loans receivable                                         130,396,917              131,621,865
Less:
     Unearned income, net                                          757,056                  627,143
     Allowance for loan losses                                   2,172,775                2,036,532
                                                            --------------           --------------
Loans receivable, net                                         $127,467,086             $128,958,190
                                                            ================         ===============

          The following sets forth information regarding the allowance for loan losses:

                                                              Nine Months         Nine Months
                                                                 Ended               Ended
                                                                9/30/98             9/30/97
                                                           ------------------   -----------------

Allowance at beginning of period                                 $ 2,036,532         $ 1,500,941

Provision for losses charged to income                               675,000             560,000
Charge-offs                                                         (546,610)           (299,171)
Recoveries                                                             7,853              20,115
                                                           ------------------   -----------------

Allowance at end of period                                       $ 2,172,775         $ 1,781,885
                                                           ==================   =================

NOTE 4 - SUBSEQUENT EVENT

          Effective October 1, 1998, the Bancorp adopted Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). Adoption of SFAS 133 had no cumulative effect on earnings. Concurrent with this adoption the Bancorp reclassified certain investment securities, consisting of mortgage-backed securities with original maturities of 15 and 30 years, from the Held to Maturity category to the Available for Sale category. These investments had a book value of $18.2 million and a market value of $18.4 as of October 1, 1998, which increased Stockholders' Equity by $151.5 thousand.

SOUTHERN FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS  OF OPERATIONS

Financial Condition

      Total assets of Southern Financial Bancorp, Inc. (the "Bancorp") at September 30, 1998 were $251.1 million, an increase of $24.5 million, or 10.8%, from total assets of $226.6 million at December 31, 1997. Total liabilities increased by $22.7 million, or 10.9%, to $230.8 million at September 30, 1998 from $208.1 million at December 31, 1997.

      The growth in total assets resulted primarily from increases of $20.5 million in investment securities and $5.5 million in overnight earning deposits from December 31, 1997 to September 30, 1998.

      Total loans receivable decreased by $1.5 million to $127.5 million at September 30, 1998 from $129 million at December 31, 1997, as new loan originations did not fully offset loan sales and prepayments of residential mortgage loans during the period. In this period the Bancorp sold for the first time the guaranteed portion of some of the Small Business Administration (SBA) loans that it held in portfolio. These sales totaled $5.5 million. Residential mortgage loans (permanent and construction) decreased $5.6 million, from $36.9 million at December 31, 1997, to $31.3 million at September 30, 1998, as lower interest rates led to increased refinances. Non-residential construction mortgage loans decreased by $4.9 million, or 37.8%, to $8.2 million at September 30, 1998, from $13.1 million at December 31, 1997. Non-residential permanent mortgage loans increased by $6.6 million to $63.8 million at September 30, 1998, from $57.2 million at December 31, 1997. Non-mortgage business loans increased $3.4 million to $24.6 million at September 30, 1998, from $21.2 million at December 31, 1997.

      Investment securities available-for-sale increased from $4.7 million at December 31, 1997, to $45.2 million at September 30, 1998. There were purchases of $45 million of mortgage-backed securities, $4.7 million of obligations of counties and municipalities, and $1 million of corporate obligations during the nine months ended September 30, 1998, all of which were designated as available-for-sale. There were sales of $6.7 million and repayments and amortization of $3.5 million of investment securities available-for-sale during the period.

      Investment securities held-to-maturity decreased by $20.1 million, or 25%, to $60.4 million at September 30, 1998, from $80.5 million at December 31, 1997. This decrease resulted from $22.1 million in repayments and amortization during the nine months ended September 30, 1998, partially offset by purchases of $2 million of obligations of counties and municipalities.

      The increase in total assets was funded by an increase in customer deposits of $24.4 million, or 12.1%, to $226.6 million at September 30, 1998 from $202.2 million at December 31, 1997.

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


                                                                     Nine Months Ended September 30,
                                                                1998                                 1997
                                                  ---------------------------------------------------------------------------
                                                      Average            Average            Average             Average
                                                      Balance           Yield/Rate          Balance            Yield/Rate
                                                 ----------------------------------------------------------------------------
                                                                               ($ in thousands)

Interest-earning assets
    Loans receivable                                 $ 127,689             9.72 %          $ 115,567               9.73 %
    Investment securities                              100,569             6.08               81,949               6.42
                                                     ----------         ----------         ----------            ----------
        Total interest-earning assets                  228,258             8.12              197,516               8.36
                                                     ----------         ----------         ----------            ----------
Interest-bearing liabilities
    Deposits                                           210,253             4.72              179,051               4.69
    Borrowings                                           3,807             5.68                5,925               5.57
                                                    ----------         ----------         ----------            ----------
        Total interest-bearing liabilities             214,060             4.74              184,976               4.72
                                                    ----------         ----------         ----------            ----------
Average dollar difference
between interest-earning assets
and interest-bearing liabilities                        14,198                                12,540
                                                    ===========                            ==========
Interest rate spread                                                       3.38                                    3.64
                                                                      ===========                               ==========

Interest margin                                                            3.67                                    3.94
                                                                      ===========                               ===========


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

                                                                Nine Months Ended
                                                                September 30, 1998
                                                           Compared to Nine Months Ended
                                                                 September 30, 1997
                                                   --------------------------------------------------
                                                        Volume            Rate                Total
                                                   --------------------------------------------------
                                                                   ($ in thousands)

Interest income
    Loans receivable                                    $  882           $   (9)             $   873
    Investment securities                                  854             (218)                 636
                                                   ---------------     -----------------   ----------
        Total interest income                            1,736             (227)               1,509
                                                   --------------      ----------------    ----------
Interest expense
    Deposits                                             1,103               40                1,143
    Borrowings                                             (88)               5                  (83)
                                                   ---------------    -----------------    -----------
        Total interest expense                           1,015               45                1,060
Net interest income                                        721             (272)                 449
                                                   ===============    =================    ===========


      The Bancorp's net income was $2 million for the nine months ended September 30, 1998, compared to $1.6 million for the nine months ended September 30, 1997, an increase of $336 thousand, or 20.7%. Diluted earnings per share were $1.14 and $0.96 for the nine months ended September 30, 1998 and 1997, respectively. The weighted average number of diluted shares of common stock outstanding were 1,715,787 and 1,694,722 for the same periods in 1998 and 1997, respectively.

      Net income for the three months ended September 30, 1998 was $658 thousand, an increase of $90 thousand, or 15.9%, over $568 thousand for the same period last year. Diluted earnings per share were $0.38 and $0.34 for the quarters ended September 30, 1998 and 1997, respectively. The weighted average number of diluted shares of common stock outstanding were 1,717,428 and 1,669,150 for the three months ended September 30, 1998 and 1997, respectively.

      Net interest income before provision for loan losses for the nine months ended September 30, 1998 was $6.3 million, an increase of $449 thousand, or 7.7%, from $5.8 million for the nine months ended September 30, 1997. The increase resulted primarily from growth in average interest-earning assets, which was partially offset by a decrease in interest margin. Total interest-earning assets in the nine months ended September 30, 1998 averaged $228.3 million as compared to $197.5 million for the same period in 1997. For the nine months ended September 30, 1998, the interest rate spread was 3.38%, a decrease of 26 basis points from 3.64% for the nine months ended September 30, 1997. The yield on interest-earning assets for the nine months ended September 30, 1998 was 8.12%, a decrease of 24 basis points from the same period last year. The cost of interest-bearing liabilities increased by 2 basis points to 4.74% for the nine months ended September 30, 1998 from 4.72% for the nine months ended September 30, 1997.

      Total interest income increased by $1.5 million, or 12.2%, to $13.9 million for the nine months ended September 30, 1998 from $12.4 million for the nine months ended September 30, 1997. This increase was primarily due to an increase of $12.1 million in average loans receivable to $127.7 million for the nine months ended September 30, 1998 from $115.6 million for the nine months ended September 30, 1997. Average investment securities increased by $18.7 million from $81.9 million in the nine months ended September 30, 1997 to $100.6 million in the nine months ended September 30, 1998. The yield on average investment securities for the nine months ended September 30, 1998 was 6.08%, a decrease of 34 basis points from 6.42% for the nine months ended September 30, 1997.

      Total interest expense increased by $1.1 million, or 16.3%, to $7.6 million for the nine months ended September 30, 1998 from $6.5 million for the nine months ended September 30, 1997. Customer deposits averaged $210.3 million for the nine months ended September 30, 1998, up $31.2 million from $179.1 million for the nine months ended September 30, 1997. The average effective rate paid on deposits increased by 3 basis points to 4.72% in the 1998 period from 4.69% in the 1997 period. Average borrowings were $3.8 million for the nine months ended September 30, 1998, a decrease of $2.1 million from $5.9 million for the nine months ended September 30, 1997. The average effective rate paid on borrowings increased to 5.68% for the nine months ended September 30, 1998 from 5.57% for the same period in 1997.

      The provision for loan losses for the nine months ended September 30, 1998 was $675 thousand, as compared to $560 thousand for the nine months ended September 30, 1997. The provision for loan losses is a current charge to earnings to increase the allowance for loan losses. The Bancorp has established the allowance for loan losses to absorb the inherent risk in lending after considering an evaluation of the loan portfolio, current economic conditions, changes in the nature and volume of lending and past loan experience. Recently, the Bancorp's volume of non-residential mortgage loans and business loans has increased, and these loans tend to carry a higher risk classification. The increase in the provision for loan losses reflects the growth in the portfolio of non-residential mortgage loans and business loans. It is the opinion of the Bancorp that the allowance for loan losses at September 30, 1998 remains adequate. Although the Bancorp believes that the allowance is adequate, there can be no assurances that additions to such allowance will not be necessary in future periods, which would adversely affect the Bancorp's results of operations. The allowance for loan losses at September 30, 1998 was $2.2 million, or 1.7% of total loans receivable, versus $2 million at December 31, 1997, which was 1.6% of total loans receivable.

      Other income for the nine months ended September 30, 1998 was $1.6 million as compared to $1.3 million for the nine months ended September 30, 1997, an increase of $329 thousand, or 26%. Gain on sale of loans increased by $340 thousand from $146 thousand during the nine months ended September 30, 1997, to $486 thousand for the nine months ended September 30, 1998. This increase was primarily the result of the sale of the guaranteed portion of SBA loans on which gains have been recognized. Fee income increased $7 thousand during the nine months ended September 30, 1998, compared to the same period last year. Other income decreased from $77 thousand during the nine months ended September 30, 1997, to $59 thousand for the nine months ended September 30, 1998, because the 1997 period included a one-time payment from the Bancorp's health insurance provider related to their public issuance of stock.

      Other expense increased by $316 thousand, or 7.6%, to $4.5 million for the nine months ended September 30, 1998 from $4.2 million for the nine months ended September 30, 1997. Employee compensation and benefits increased by $253 thousand, or 13.6%, reflecting normal wage increases for existing personnel and the cost of opening of a new branch in April 1998. Expenses for premises and equipment decreased by $62 thousand, or 7.2%, primarily because of moving the Fairfax branch to a location owned by the Bancorp and eliminating the rent expense. Other expense increased by $148 thousand, or 22.5%, reflecting higher miscellaneous expenses during the nine-month period ended September 30, 1998.

Regulatory Capital Requirements

      At September 30, 1998 the Bancorp exceeded all regulatory capital standards, which were as follows:

                                          Actual Capital              Required Capital             Excess Captial
                                       Amount        Ratio           Amount        Ratio          Amount       Ratio
                                     ----------------------         -----------------------     ---------------------
                                                                       ($ in thousands)

Leverage capital                     $ 19,965        8.23%          $ 9,706       4.00%         $10,259        4.23%

Tier 1 capital                         19,965       14.35%            5,566       4.00%          14,399       10.35%

Tier 1 and Tier 2 capital              21,864       15.71%           11,132       8.00%          10,732        7.71%


Liquidity

      The Bancorp's primary sources of funds are deposits, loan repayments, proceeds from the sale of loans and investment securities, repayments and maturities of investment securities, and borrowings from the Federal Home Loan Bank of Atlanta under a credit availability in the amount of $45 million. At September 30, 1998, the Bancorp had $6.9 million of unfunded lines of credit and undisbursed construction loan funds of $7.1 million. Approved loan commitments were $8.6 million at September 30, 1998, and the Bancorp had commitments from investors to purchase loans in the amount of $3.3 million. It is anticipated that funding requirements for these commitments can be met from the normal sources of funds.

Year 2000

      In June of 1998, Southern Financial Bank's Board of Directors approved a Plan to mitigate the risks associated with Year 2000. The Plan was developed in response to the Federal Financial Institutions Examination Council ("FFIEC") Interagency Statement titled "Year 2000 Project Management Awareness." The Plan will be updated as further guidance is received from the FFIEC.

      The Plan covers five phases: Awareness, Assessment, Renovation, Validation and Implementation.

      The Bancorp has completed the Awareness phase. In conjunction with the Plan a mission statement was drafted and made available to employees and customers. Progress reports are sent to customers via statement stuffers, newsletters, and the Bancorp's website. The Board of Directors receives an update on the Bancorp's Year 2000 readiness at each meeting.


      The Bancorp has also completed the Assessment phase. Each of the Bancorp's mission-critical systems, most of which are provided by third-party vendors, has been reviewed in the context of Year 2000 risks. The Bancorp has worked closely with Intrieve, Inc., its data processing service bureau based in Cincinnati, Ohio, on the Plan. All other mission-critical vendors have been contacted. Each of the Bancorp's computers has been tested to determine which require upgrading and which need to be replaced. Customer surveys have been conducted to determine whether there are risks within the Bancorp's customer base that should be mitigated.

      The Bancorp is currently working on the Renovation, Validation and Implementation phases. Schedules have been developed to upgrade and/or replace all of the Bancorp's computers that are not Year 2000 ready by October 31, 1998. As part of the validation of the Plan, Intrieve, Inc. has selected a group of users to participate in Proxy Testing of its system in October 1998. The primary purpose of the test is to ensure that the systems handle the critical date change without losing the integrity of the data processing systems. In addition, Intrieve, Inc., has scheduled testing of communications between the host computer and the Bancorp's terminals and ATM's through the Bancorp's satellites and tail circuits. The ATM's were tested in September 1998, and end-to-end testing for the teller systems is scheduled for November 1998. Other mission-critical systems are being reviewed and tested.

      Since most of the Bancorp's systems are provided by third party vendors, such as Intrieve, Inc., on a contractual basis, the Bancorp's out of pocket expenses through September 30, 1998 have not been material. During the fourth quarter of 1998, the Bancorp expects to incur expenses and costs related to the purchase of new computers and the upgrade of software not exceeding $50 thousand.

      The Bancorp expects to complete work on its contingency plan by December 15, 1998.

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

            Exhibits Required
            None.

            Reports on Form 8-K
            No reports on Form 8-K were filed during the three months ended September 30, 1998.

SOUTHERN FINANCIAL BANCORP, INC.

Part III.  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SOUTHERN FINANCIAL BANCORP, INC.
                                    --------------------------------
                                          (Registrant)


Date     11/13/98                         By:____________________________
                                          Georgia S. Derrico
                                          Chairman and
                                          Chief Executive Officer
                                          (Duly Authorized Representative)



Date     11/13/98                         By:_____________________________
                                          William H. Lagos
                                          Senior Vice President and Controller
                                          Principal Accounting Officer
                                          (Duly Authorized Representative)