Form 10-K
period 1998-12-31
SOUTHERN FINANCIAL BANCORP INC /VA/
filed 1999-04-02
CIK 914789

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

                       For the transition period from            to


For the year ended:                                    Commission File No.:
December 31, 1998                                            0-22836


                        SOUTHERN FINANCIAL BANCORP, INC.
             (Exact name of registrant as specified in its charter)

             Virginia                                       54-1779978
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

                            Yes   X           No
                                -----             ----

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not considered herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the Common Stock held by non-affiliates of the registrant computed by reference to the last reported bid price of such stock as of February 26, 1999 was $14,710,127 (726,426 shares @ $20.25 per share). For purposes of this computation, it is assumed that directors, executive officers and persons beneficially owning more than 5% of the Common Stock of the registrant are affiliates. As of February 26, 1999, there were 1,603,220 shares of the registrant's Common Stock outstanding.

                              DOCUMENTS INCORPORATED BY REFERENCE

   I. Portions of Annual Report to Stockholders for the Year Ended December 31, 1998 incorporated by reference into certain items of Parts I. and II.

  II. Portions of Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 1999 incorporated by reference into certain items of
        Part III.

PART I.

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

        Headquartered in Warrenton, Virginia, the Bancorp serves the retail and commercial financial market as a deposit and loan specialist from eleven full service offices located in Warrenton, Herndon, Middleburg, Winchester, Leesburg, Fairfax, Sterling and Woodbridge, Virginia. Southern Financial's defined market area forms a semi-circle to the west of the Metropolitan Washington, D.C. area roughly centered on Warrenton. The counties included in the defined market area where the Bancorp currently operates branches include: Loudoun (Middleburg, Leesburg and Sterling branches), Fauquier (Warrenton branches), Fairfax (Herndon and Fairfax branches), Frederick (Winchester branches) and Prince William (Woodbridge branch). Other counties in the defined market area include:
Spotsylvania, Culpeper, Rappahanock, Clarke and the three counties in the West Virginia panhandle.

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

        The principal business of the Bancorp is the acquisition of deposits from the general public through its home and branch offices and use of these deposits to fund its loan and investment portfolios. The Bancorp seeks to be a full service community bank which provides a wide variety of financial services to its middle market corporate clients as well as to its retail clients. The Bancorp is an active commercial lender that often lends in conjunction with the Small Business Administration ("SBA") 504 and 7(a) loan programs. In addition, the Bancorp is an active residential construction lender and offers its retail clients a full menu of permanent residential mortgage loan alternatives. The Bancorp also invests funds in mortgage-backed securities, securities issued by Agencies of the Federal Government, obligations of counties and municipalities, corporate obligations and preferred stock of the Federal Home Loan Mortgage Corporation.

        The principal sources of funds for the Bancorp's lending and investment activities are deposits, amortization and repayment of loans, proceeds from the sales of loans, prepayments from mortgage-backed securities, repayments of maturing investment securities, FHLB advances and other borrowed money.

        Principal sources of revenue are interest and fees on loans and investment securities and gains from the sale of loans, as well as fee income derived from the maintenance of deposit accounts. The Bancorp's principal expenses include interest paid on deposits and advances from the FHLB and other borrowings, and operating expenses.

LENDING ACTIVITIES

        The principal lending activity of the Bancorp is the origination of loans on commercial real estate primarily through various lending programs of the U.S. Small Business Administration (SBA) program. The Bancorp is a Preferred Lender in the Richmond District of SBA and a Certified Lender in the Washington, D.C. District. In addition, the Bancorp makes conventional and government fixed and adjustable rate real estate loans to enable borrowers to purchase or refinance one-to-four-family, owner-occupied residential properties. The Bancorp also makes owner-occupied residential construction loans secured by first liens on the properties to which they relate. At December 31, 1998, approximately 80% of the Bancorp's total loan portfolio, or $107.3 million, consisted of loans secured by real estate. The Bancorp also makes commercial business and secured and unsecured consumer loans.

COMMERCIAL REAL ESTATE LENDING

     U.S. SMALL BUSINESS ADMINISTRATION LENDING Approximately 68% ($44.2 million) of Southern Financial's nonresidential real estate lending is done in conjunction with the SBA 7(a) and 504 loan programs. The SBA 7(a) and 504 Loan Programs are economic development programs of the U.S. Small Business Administration. The Small Business Administration, in cooperation with banks and other lending institutions, finances the expansion of small businesses. As noted above, Southern Financial is a Preferred SBA Lender in the Richmond District Office and a Certified Lender in the Washington, D. C. District Office.

        Section 7(a) loans may be used for the purchase of real estate, construction, renovation or leasehold improvements, as well as machinery, equipment, furniture, fixtures, inventory, and in some instances, working capital and debt refinance. Start-up businesses are eligible. The SBA guarantees up to 80% of the loan balance under the 7(a) Program. At December 31, 1998, Southern Financial had $3.4 million in SBA 7(a) real estate loans, which represents 5.2% of total nonresidential mortgage loans receivable.

        The 504 Program is used to finance long-term fixed assets, primarily real estate and large/heavy equipment. The 504 Program is an economic development program designed to create new jobs or retain existing jobs. The credit structure of the 504 Program gives borrowers access to 90% financing of the project 50% is provided by the financial institution (in the form of a first trust) and 40% is provided by the certified development company (the 504 representative) with a second trust. The borrower provides the remaining 10% of the funds required for the project. Of the bank's $64.9 million in non-residential mortgages, 62.8% ($40.8 million) are 504 loans. During the year ended December 31, 1998, Southern Financial originated $12 million in loans under the 504 Program.

        COMMERCIAL PERMANENT LENDING. Southern Financial offers an extensive array of commercial real estate loans. These loans are serving both the investor and owner occupied facility market. At December 31, 1998, approximately 32% ($20.7 million) of the Bancorp's non-residential mortgages are investor and owner-occupied real estate loans. These loans are secured by real estate with collateral loan-to-values averaging less than 70%.

        COMMERCIAL CONSTRUCTION LENDING. Southern Financial is involved in financing the construction phase of small business projects prior to the project being approved by the SBA. To a lesser extent, the Bancorp also provides commercial construction financing for projects outside of the SBA programs. At December 31, 1998, approximately 8% of the Bancorp's loan portfolio consisted of nonresidential construction loans.

COMMERCIAL BUSINESS LENDING

        In general, commercial business loans involve somewhat more credit risk than do residential mortgage loans and real estate backed commercial loans and, therefore, usually yield a higher return to Southern Financial. The increased credit risk for commercial business loans is due to the type of collateral securing these loans. The increased risk also derives from the expectation that commercial loans generally will be serviced principally from the business operations conducted, and such operations may not be successful and, hence, may lead to default on the loan. Historical trends have shown these types of loans to have higher delinquencies than mortgage loans. Therefore, Southern Financial utilizes the Section 7(a) Program of the SBA to reduce the inherent risk associated with this type of lending. The real estate loan, as a collateral loan, is a stable asset. At December 31, 1998, Southern Financial had $24.8 million in commercial business loans, which represent 18% of the Bancorp's total loans receivable. Of the bank's $24.8 million in non-mortgage business loans, 70% ($17.3 million) are SBA 7(a) loans backed by a guaranty of 75% or 80%. During the year ended December 31, 1998, Southern Financial originated and closed $11.9 million in loans under the 7(a) Program and sold $8 million on the secondary market.

RESIDENTIAL LENDING

        The Bancorp makes fixed and adjustable rate, first mortgage loans with terms up to 30 years. It offers second mortgages in conjunction with its own first mortgages or those of other lenders. These second mortgages typically have terms of 5 to 15 years and have rates 2% to 3% above the prevailing rate for fixed rate and adjustable rate first mortgages at the time of origination. Southern Financial makes construction loans and permanent loans on individual single family residences and on other residential properties. Construction loans generally have interest rates of prime plus one to two percent and fees of one to three points, loan-to-value ratios of 80% or less based on current appraisals and terms of generally nine months or less. In the case of conventional loans, Southern Financial typically lends up to 80% of the appraised value of single-family residences. The Bancorp requires private mortgage insurance for loans exceeding 80% of the appraised value.

        Residential mortgage loans are secured by single-family homes. At December 31, 1998, loans secured by residential property, both permanent and construction, totaled $31.2 million, which represented approximately 23% of total loans receivable. Approximately 19% of the total loans receivable consisted of loans secured by permanent mortgages on one-to-four family residential property.

CONSUMER LENDING

        Southern Financial offers various types of secured and unsecured consumer loans. These loans are offered as a convenience to its customer base since these products are not the focus of the bank's lending activities. At December 31, 1998, Southern Financial had $2.4 million in consumer loans which represents 2% of the total loans receivable.

INCOME FROM LENDING ACTIVITIES

        Interest on loans, gains on sale of loans, and loan fees and service charges amounted to approximately 64% of Southern Financial's total revenue for the year ended December 31, 1998. Income from loan origination fees and other fees are sources of income which vary with the volume and type of loans and commitments made and with competitive and economic conditions.

LOAN PORTFOLIO COMPOSITION

        The following table sets forth the composition of the Bancorp's loan portfolio during the periods indicated:





                                                                At December 31,                                       At June 30,
                                    1998                    1997                  1996                1995                1995
                               Amount     Percent    Amount     Percent    Amount     Percent   Amount    Percent  Amount    Percent
                             -----------------------------------------------------------------------------------------------------
                                                                            (amounts in thousands)
Mortgage:
  Residential                   $26,046      19%      $30,421     24%       $35,033     32%      $37,583   35%    $ 40,123    43%
  Nonresidential                 64,890      48%       57,160     43%        46,549     42%       36,742   35%      29,216    31%
Construction:
     Residential                  5,185       4%        6,534      5%         5,616      5%        8,516    8%       8,460     9%
     Nonresidential              11,214       8%       13,161     10%         7,510      7%       11,029   10%       5,941     6%
                             -----------  -------  -----------  ------   -----------  ------  -----------------  ---------- ------
        Total Mortgage          107,335      80%      107,276     82%        94,708     86%       93,870   88%      83,740    89%
                             -----------  -------  -----------  ------   -----------  ------  -----------------  ---------- ------

Nonmortgage:
  Business                       24,773      18%       21,253     16%        12,198     11%        9,265    9%       7,601     9%
  Consumer                        2,425       2%        3,093      2%         3,294      3%        2,761    3%       2,238     2%
                             -----------  -------  -----------  ------   -----------  ------  -----------------  ---------- ------
        Total Nonmortgage        27,198      20%       24,346     18%        15,492     14%       12,026   12%       9,839    11%
                             -----------  -------  -----------  ------   -----------  ------  -----------------  ---------- ------

Gross Loans                     134,533     100%      131,622    100%       110,200    100%      105,896  100%      93,579   100%

Less:
    Deferred Fees                   837                   627                   412                  455               442
    Allowance for Loan Losses     2,051                 2,037                 1,501                1,190             1,057
                             -----------           -----------           -----------          -----------        ----------

Total Loans Receivable, Net    $131,645              $128,958               $108,287             $104,251         $ 92,080
                             ===========           ===========           ===========          ===========        ==========




        The following table sets forth the scheduled maturity of selected loans as of December 31, 1998:



                                                   Over 1 Year
                                                 Through 5 Years                    Over 5 years
                           One Year          Fixed           Floating          Fixed          Floating
                           or Less            Rate             Rate             Rate            Rate            Total
                         -------------    -------------    -------------    -------------   -------------    -------------
                                                              (amounts in thousands)
Construction:
   Residential               $  5,185          $     -          $     -            $   -         $     -         $  5,185
   Nonresidential              10,967                -              247                -               -           11,214
Business                       11,702            2,670            2,728              994           6,679           24,773
                         -------------    -------------    -------------    -------------   -------------    -------------

        Total                $ 27,854          $ 2,670          $ 2,975            $ 994         $ 6,679         $ 41,172
                         =============    =============    =============    =============   =============    =============






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

        Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. All property valuations are performed by independent outside appraisers who are reviewed by the Vice President of Real Estate Lending who reports his findings annually to Southern Financial's Board of Directors.

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

        Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), the aggregate amount of loans that Southern Financial may make to one borrower is limited to 15% of the Bancorp's unimpaired capital and surplus. The maximum amount of loans that Southern Financial could have made to one borrower as of December 31, 1998 was approximately $3.1 million based on 15% of its unimpaired capital and surplus. As of December 31, 1998, the largest aggregate amount of such loans by Southern Financial to any one borrower was $3.1 million.

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

PAST DUE LOANS AND NONPERFORMING ASSETS

        The following table sets forth information regarding past due loans and nonperforming assets as of the periods indicated:



                                                           At December 31,                             At June 30,
                                     1998             1997              1996             1995             1995
                                 -------------    -------------     -------------    -------------    -------------
                                                                  (amounts in thousands)
Accruing Loans 90 Days
   or More Delinquent
   Residential                        $     -          $     -           $     -            $ 878            $ 607
   Nonresidential                           -                -                28                -              196
   Business                               225                1                 -                -                -
   Consumer                                11                -                 -                3                2
                                 -------------    -------------     -------------    -------------    -------------

        Total                             236                1                28              881              805
                                 =============    =============     =============    =============    =============

Nonperforming Loans
   Residential                            291              443               321              541                -
   Nonresidential                       1,033            1,002             1,257                -                -
   Business                               659                -                49                -               39
   Consumer                                 -                -                 7               50               15
                                 -------------    -------------     -------------    -------------    -------------

      Subtotal                          1,983            1,445             1,634              591               54
                                 -------------    -------------     -------------    -------------    -------------
Real Estate Owned
   Residential                             72              176               340              357              387
                                 -------------    -------------     -------------    -------------    -------------

Total Nonperforming Assets            $ 2,055          $ 1,621           $ 1,974            $ 948            $ 441
                                 =============    =============     =============    =============    =============
 Nonperforming Assets
    to Total Assets                     0.91%            0.72%             1.03%            0.58%            0.28%
                                 =============    =============     =============    =============    =============






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

        At December 31, 1998, loans totaling $1.7 million were classified as potential problem loans that are not reported in the table above. The loans are subject to management attention and their classification is reviewed on a quarterly basis. At December 31, 1998, all of the potential problem loans were adequately secured in the opinion of management.

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


                                                                                             Six Months
                                                       Year Ended                               Ended           Year Ended
                                                       December 31,                          December 31,         June 30,
                                        1998               1997               1996              1995                1995
                                    --------------    ---------------    ---------------    --------------     --------------
                                                                          (amounts in thousands)

Allowance at Beginning of Period        $   2,037          $   1,501          $   1,190         $   1,057           $  1,008
Provision for Losses                          975                880                695               150                 60
Charge-offs:
   Residential                               (221)               (65)                (8)                -                  -
   Nonresidential                            (261)              (200)              (300)                -                  -
   Business                                  (492)               (77)               (38)              (16)                 -
   Consumer                                    (3)               (27)               (43)               (1)               (11)
                                    --------------    ---------------    ---------------    --------------     --------------

      Total Charge-offs                      (977)              (369)              (389)              (17)               (11)
                                    --------------    ---------------    ---------------    --------------     --------------

Recoveries:
    Residential                                 -                 12                  -                 -                  -
    Business                                   13                  6                  3                 -                  -
    Consumer                                    3                  7                  2                 -                  -
                                    --------------    ---------------    ---------------    --------------     --------------

       Total Recoveries                        16                 25                  5                 -                  -
                                    --------------    ---------------    ---------------    --------------     --------------

          Net Charge-offs                    (961)              (344)              (384)              (17)               (11)
                                    --------------    ---------------    ---------------    --------------     --------------

Allowance at End of Period              $   2,051          $   2,037          $   1,501         $   1,190           $  1,057
                                    ==============    ===============    ===============    ==============     ==============

Loans at End of Period                  $ 133,696          $ 130,995          $ 109,788         $ 105,441           $ 93,137

Ratio of Allowance to Loans                 1.53%              1.56%              1.37%             1.13%              1.13%





        The following table summarizes the composition of the Allowance for Loan Losses.


                                                                     At December 31,                                  At June 30,
                                       1998                  1997             1996                 1995                  1995
                                Amount      Percent   Amount  Percent    Amount   Percent      Amount  Percent      Amount   Percent
                               -----------------------------------------------------------------------------------------------------
                                                                        (amounts in thousands)
Mortgage:
   Residential                   $    68       3%  $   140       7%      $   152      10%     $   413      35%      $    79       7%
   Nonresidential                    751      37%    1,162      57%          708      47%         249      21%          188      18%
   Construction:
      Residential                     21       1%       27       1%           23       2%         123      10%          254      24%
      Nonresidential                  46       2%       43       2%          131       9%         133      11%          227      21%
Nonmortgage:
   Business                          687      33%      438      22%          382      25%         219      18%          262      25%
   Consumer                           38       2%       41       2%          105       7%          53       4%           47       4%
Unallocated                          440      21%      186       9%            -       0%           -       0%            -       0%
                               ----------   ------ --------  -------  -----------  -------  ----------   ------   ----------   -----

Allowance for Loan Losses        $ 2,051     100%  $ 2,037     100%      $ 1,501     100%     $ 1,190     100%      $ 1,057     100%
                               ==========   ====== ========  =======  ===========  =======  ==========   ======   ==========   =====


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

INVESTMENT ACTIVITIES

        The following table sets forth the Bancorp's investment portfolio as of the periods indicated:


                                                          December 31,         December 31,         December 31,
                                                              1998                 1997                 1996
                                                       -------------------   -----------------    -----------------
                                                                            (amounts in thousands)
Available-for-sale securities:
    FHLMC preferred stock                                         $ 3,808             $ 3,866              $ 4,310
    FHLMC MBS                                                      11,996                   -                    -
    GNMA MBS                                                        3,826                   -                    -
    FNMA MBS                                                       29,671                 782                  903
    Collateralized mortgage obligations                             1,527                   -                    -
    Commercial MBS                                                 18,044                   -                    -
    Obligations of counties and municipalities                      3,234                   -                    -
    Corporate obligations                                             989                   -                    -
    U.S. Government agency obligations                                949                   -                    -
                                                       -------------------   -----------------    -----------------

                                                                 $ 74,044             $ 4,648              $ 5,213
                                                       ===================   =================    =================

Held-to-maturity securities:
    FHLMC MBS                                                     $ 4,091             $ 6,078              $ 7,300
    GNMA MBS                                                       24,305              42,471               27,388
    FNMA MBS                                                        6,780              27,075               21,982
    Collateralized mortgage obligations                             1,015               4,203                6,547
    Obligations of counties and municipalities                      1,960                   -                    -
    U.S. Government agency obligations                                  -                 642                2,000
                                                       -------------------   -----------------    -----------------

                                                                 $ 38,151            $ 80,469             $ 65,217
                                                       ===================   =================    =================




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

               The following table shows the average balances and rates (presented on a monthly average basis) for the Bancorp's deposits for the periods indicated:

                                                                 Year Ended December 31,
  (amounts in thousands)                  1998                           1997                           1996
                               ----------------------------   ----------------------------   -----------------------------
                                  Average         Average        Average         Average        Average         Average
                                  Balance          Rate          Balance          Rate          Balance           Rate
                               ---------------   ----------   ---------------   ----------   ---------------   -----------

Demand                               $ 16,315        0.00%           $ 9,878        0.00%           $ 6,658         0.00%
Interest checking                      17,479        1.22%            15,720        1.18%            14,755         1.44%
Money market and savings               25,369        3.05%            22,834        3.33%            21,066         3.37%
Certificates of deposit               155,208        5.76%           135,863        5.71%           115,672         5.63%
                               ---------------                ---------------                ---------------

                                    $ 214,370                      $ 184,296                      $ 158,151
                               ===============                ===============                ===============


Weighted average rate                                4.63%                          4.73%                           4.70%
                                                     -----                          -----                           -----




               The following table sets forth by time remaining until maturity Southern Financial's certificates of deposit of $100,000 or more at December 31, 1998:


                                                 Time Deposits of
Maturity Period                                  $100,000 or More
---------------                               -----------------------

                                              (amounts in thousands)

Three months or less                                        $ 28,038
Over three months through twelve months                       21,114
Over twelve months                                             5,008
                                              -----------------------

Total                                                       $ 54,160
                                              =======================



BORROWINGS

        Borrowings consist of short-term advances from the Federal Home Loan Bank of Atlanta ("FHLB"). The following table sets forth information regarding the Bancorp's borrowings for the periods indicated:


                                                   Year Ended
                                                  December 31,
                                           1998        1997         1996
-------------------------------------------------------------------------------
Ending Balance                              $ 3,500     $ 4,000      $ 8,500
Average Balance for the Period                4,907       5,979        6,077
Maximum Month-end Balance
   During the Period                         13,500       8,500       12,000
Average Interest Rate for the Period          5.50%       5.59%        5.63%
Weighted Average Interest Rate at
   the End of the Period                      5.15%       5.95%        6.57%

COMPETITION

        Southern Financial experiences substantial competition in attracting and retaining savings deposits and in lending funds. The primary factors in competing for savings deposits are convenient office locations and rates offered. Direct competition for savings deposits comes from other commercial banks and thrift institutions. Additional significant competition for savings deposits comes from money market mutual funds and corporate and government securities which may yield more attractive interest rates than insured depository institutions are willing to pay. The primary factors in competing for loans are interest rate and loan origination fees and the range of services offered. Competition for origination of real estate loans normally comes from other commercial banks, thrift institutions, mortgage bankers, mortgage brokers and insurance companies.

EMPLOYEES

        At December 31, 1998, Southern Financial employed 79 full-time equivalent persons. Management considers its relations with its employees to be good. The employees are not covered by a collective bargaining agreement.

THE YEAR 2000

        Until recently, many companies had operating computer applications which used only two digits to identify a year in the date field. These applications were designed and developed without considering the potential impact of the rapidly approaching millennium. If these fields were not corrected computer applications could fail or create a magnitude of erroneous results in the Year 2000. Therefore, in order to effectively address the Year 2000 concerns, Southern Financial Bank's Board of Directors approved a Plan to mitigate the risks associated with the Year 2000.

     This Plan, which is managed as outlined by the Federal Financial Institutions Examination Council ("FFEIC") addresses the essential five phases:
Awareness, Assessment, Renovation, Validation and Implementation.

        The Awareness and Assessment phases of the Plan were completed in 1998. The Bank has ensured that customers received statement stuffers and newsletters apprising them of the status of the Plan. Year 2000 status updates have been incorporated into the Bank's website, www.southernfinancialbank.com and are regularly updated. The Bank contacted its material business partners to determine their state of readiness and the potential impact on the Company by sending letters to them requesting updates on their own year 2000 initiatives. Through these endeavors, systems were upgraded and tested to ensure meeting Year 2000 Readiness. Those systems that do not meet Year 2000 requirements have been replaced.

        The phases of the Plan which include Renovation, Validation and Implementation were completed by December 31, 1998. The Bank completed upgrading and/or replacements of the entire Bank's branch operating computer systems ahead of schedule. The upgrades and/or replacements of the computers were necessitated by the requirement to perform end-to-end testing with Intrieve, Inc, the Bank's data processing system provider, on November 8, 1998. All Intrieve-related systems passed the Year 2000 performance test. Additionally, the EFT operating systems have been tested to confirm the capability to receive and send account information. EFT systems include the ATM Network and Direct Teller System. Through a partnership with Intrieve, Inc., OnLine Resources Corporation, ("ORCC"), based in McLean, Va., manages Southern OnLine, the bank's remote banking service, with all transactions flowing through the EFT system. ORCC received Year 2000 certification in February 1999. Testing between Intrieve and ORCC will be scheduled for the second quarter of 1999. Since Intrieve, Inc., is responsible for the major portion of the Bank's Year 2000 Plan, continued focus will be directed throughout 1999. Intrieve is actively addressing all issues associated with this time critical issue. Intrieve has completed the upgrades for its mission critical system for Year 2000 Readiness. Additionally, throughout 1999, Intrieve, Inc., will continue to test and further develop their systems.

        The Bank, as well as Intrieve, Inc., is focusing on the completion of its Year 2000 Contingency Plan, which is due for completion June 30, 1999. This critical phase of the Plan provides the details concerning how the Bank will operate in the event there are system failures, power failures, etc. Southern Financial's Plan will outline how the branches and the corporate office will function if circumstances are presented which affect the normal course of business. On the other hand, while unlikely, it is acknowledged that the Bank's failure to successfully implement its Year 2000 Plan or to adequately assess the likelihood of events relating to the Year 2000 issue, could have a material adverse impact on operations. Therefore, based on the severity of the situation, Intrieve could readily implement their disaster recovery systems to permit continuing to provide data processing services. Additionally, Intrieve, Inc., has implemented two additional services, the first being a special trial balance run on December 25, 1999. This information will prove to be critical if system communications are affected on the first day of business in Year 2000. Secondly, Intrieve will provide a communications connectivity test opportunity on January 1, 2000 from 11:00 a.m. to 1:00 p.m. EST. The purpose of this test is to verify transmission functionality before opening the doors for business on January 3, 2000. All branches will participate in this critical test as a means of preventative action.

        The total costs associated with becoming Year 2000 compliant are expected to be less than $100 thousand and are not expected to have a material impact on the results of operations. As of December 31, 1998, the Bank had incurred approximately $50 thousand of costs to become Year 2000 compliant. Intrieve, Inc., the Bank's data processing system provider, has made substantial investments in software and hardware to become Year 2000 compliant. Costs related to these investments have not been passed on to Southern Financial.

        The costs of the project and the date on which the Bank plans to complete the Year 2000 Contingency Plan are based on management's best estimates. There can be no assurance that these estimates will be achieved and actual results could differ from those plans.

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

REGULATORY CAPITAL REQUIREMENT

        The Federal Reserve Board mandates minimum capital requirements for bank holding companies. In 1990, the FRB adopted a risk based capital measure to determine capital adequacy. Under this system all balance sheet assets are assigned a certain risk category with a prescribed weight. Off-balance sheet items, such as loan commitments and letters of credit, also are classified by risk with duly assigned weights. The sum of the balance sheet and off balance sheet amounts multiplied by their respective risk weight factors must then meet a required minimum capital test. Tier 1 capital is defined as stockholders' equity minus certain intangible assets. Tier 2 capital includes a certain amount of the allowance for loan losses. At December 31, 1998, the minimum total capital ratio (Tier 1 plus Tier 2) required was 8 percent. Southern Financial's Tier 1 ratio of 13.4% and its total capital ratio of 14.8% were well in excess of minimum requirements. The FRB also utilizes a Tier 1 leverage ratio in conjunction with its risk based capital standard. This ratio measures Tier 1 capital as a percent of total average assets less intangible assets. The minimum leverage ratio is 4 percent. At December 31, 1998, the Bancorp's leverage ratio was 8%.

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

FEDERAL HOME LOAN BANK SYSTEM

        Southern Financial is a member of the Federal Home Loan Bank System which consists of 12 district Federal Home Loan Banks ("FHLBs") with each subject to supervision and regulation by the Federal Housing Finance Board. The FHLBs provide a central credit facility for member institutions. The Bancorp, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in that FHLB in an amount equal to at least 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances (borrowings) from the FHLB of Atlanta, whichever is greater. At December 31, 1998, Southern Financial had an investment of $1.1 million in the stock of the FHLB of Atlanta and was in compliance with these requirements.

        Advances from the FHLB of Atlanta are secured by mortgage-backed securities. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Atlanta and the purpose of the borrowing. At December 31, 1998, Southern Financial had $3.5 million outstanding in borrowings from the FHLB of Atlanta.

FEDERAL RESERVE SYSTEM

        The Federal Reserve Board of Governors requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the earning assets of Southern Financial

SUBSEQUENT EVENT

        Southern Financial has signed a letter of intent in principal for a merger with The Horizon Bank of Virginia. Southern Financial will issue .63 shares of its common stock in exchange for each share of common stock of The Horizon Bank of Virginia. Subject to certain conditions including receipt of regulatory approval and approval of the shareholders of Southern Financial and The Horizon Bank of Virginia, closing of the merger is anticipated to occur in the third quarter of 1999.

ITEM 2. PROPERTIES

OFFICES AND OTHER MATERIAL PROPERTIES

        At December 31, 1998, the Bancorp conducted its business from its main office in Warrenton, Virginia and ten branch offices. The following table sets forth certain information with respect to the offices of the Bancorp as of December 31, 1998:


=====================================================================================

                                   Owned or       Lease Expiration    Date Facility
        Office Location             Leased              Date              Opened
=====================================================================================

Home Office:


37 E. Main Street                   Leased           September           February
Warrenton, VA                                           2003               1989

Branch Offices:

362 Elden Street                    Leased              June              April
Herndon, VA                                             2000               1986

101 W. Washington Street            Leased              June             November
Middleburg, VA                                          2002               1987

33 W. Piccadilly Street              Owned              N/A              November
Winchester, VA                                                             1990

526 E. Market Street                Leased              June              March
Leesburg, VA                                            2002               1992

4021 University Drive                Owned              N/A                July
Fairfax, VA                                                                1997

322 Lee Highway                     Leased             August             August
Warrenton, VA                                           2001               1994

2545 Q-18 Centreville Road          Leased           September            April
Herndon, VA                                             2001               1995

13542 Minnieville Road              Leased            December            April
Woodbridge, VA                                          2003               1995

1095 Millwood Pike                   Owned              N/A                July
Winchester, VA                                                             1996

46910 Community Plaza               Leased              May               April
Sterling, VA                                            2008               1998

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


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

        None.

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The information required herein is incorporated by reference from page 36 of the Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA.

        The information required herein is incorporated by reference from page 1 of the Annual Report.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

     The information required herein is incorporated by reference from pages 6 through 13 of the Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The information required herein is incorporated by reference from pages 11 through 13 of the Annual Report.

ITEM 8.  FINANCIAL STATEMENTS.

     The information required herein is incorporated by reference from pages 14 through 33 of the Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.


PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

        The information required herein is incorporated by reference from pages 3 through 8 of the definitive proxy statement of Southern Financial Bancorp, Inc. filed on March 23, 1999 ("Definitive Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION.

     The information required herein is incorporated by reference from pages 10 through 12 of the Definitive Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required herein is incorporated by reference from pages 7 through 9 of the Definitive Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required herein is incorporated by reference from page 6 of the Definitive Proxy Statement.

PART IV.

ITEM 14.       EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON
               FORM 8-K.

(a) Documents filed as a part of the report:

      (1) The following is an index to the financial statements of the Registrant included in the Annual Report to Stockholders for the year ended December 31, 1998, and incorporated herein by reference in Item 8. The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this Report, except as expressly provided herein.
                                                                   Page(s) in
                                                                 Annual Report
          Independent Auditors' Report.                                14
          Balance Sheets:
                December 31, 1998 and December 31, 1997.               15
          Statements of Income:
                Years Ended December 31, 1998, 1997 and 1996,          16
          Statements of Comprehensive Income:
                Years Ended December 31, 1998, 1997 and 1996           17
          Statements of Changes in Stockholders' Equity:
                Years Ended December 31, 1998, 1997 and 1996,          18
          Statements of Cash Flows:
                Years Ended December 31, 1998, 1997 and 1996,          19
          Notes to Consolidated Financial Statements.               20 - 33


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

             (4) Instruments Defining the Rights of Security Holders, Including Indentures--Reference is made to Exhibit (3) above.

             (9)     Voting Trust Agreement--Not applicable.

            (11) Statement re Computation of Per Share Earnings--Reference is made to Note 1 and Note 14 to Financial Statements, Page 21and Page 33, respectively, in Annual Report.

            (12)     Statement re Computation of Ratios--Not applicable.

            (13) Pages 14-33 of Annual Report to Stockholders for the Year Ended December 31, 1998.

            (18)     Letter re Change in Accounting Principles--Not applicable.

             (21)     Subsidiaries of the registrant:

                                                          Percentage of Voting
                                    Jurisdiction of        Securities Owned by
              Name                  Incorporation              the Parent
              ----                  ---------------       --------------------

      Southern Financial Bank          Virginia                  100%


        (22) Published Report Regarding Matters Submitted to Vote of Security Holders--Not applicable.

        (23) (a)     Consent of KPMG LLP

        (23) (b)     Consent of Arthur Andersen LLP

            (24)     Power of Attorney - Not applicable

            (28) Information from Reports Furnished to State Insurance Regulatory Authorities - Not applicable

(b) No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           SOUTHERN FINANCIAL BANCORP, INC.


                              By:  /s/ Georgia  S.  Derrico
                                   ---------------------------------
                                   Georgia S. Derrico
                                   Chairman of the Board and Chief
                                   Executive Officer
Dated:   March 31, 1999


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the dates indicated.

            Name                             Title                            Date
            ----                             -----                            ----


/s/ Georgia S. Derrico                   Director and Chairman of             March 31, 1999
------------------------                      the Board and Chief
 Georgia S. Derrico                           Executive Officer



/s/ R. Roderick Porter                   Director and President and           March 31, 1999
------------------------                      Chief Operating Officer
R. Roderick Porter


/s/  David de Give                        Director and Senior Vice            March 31, 1999
------------------------                      President/Treasurer
David de Give


/s/ William H. Lagos                      Senior Vice President/Controller    March 31, 1999
------------------------                      (Principal Accounting Officer)
William H. Lagos

/s/ Virginia Jenkins                      Director                            March 31, 1999
------------------------
Virginia Jenkins



/s/ Neil J. Call                          Director                            March 31, 1999
------------------------
Neil J. Call



/s/ John L Marcellus, Jr.                 Director                            March 31, 1999
------------------------
John L. Marcellus, Jr.



/s/ Michael P. Rucker                     Director                            March 31, 1999
------------------------
Michael P. Rucker


                                INDEX TO EXHIBITS

                             Number and Descriptions



13      Southern Financial Bancorp, Inc.
        December 31, 1998 Annual Report to Stockholders

23 (a)  Consent of KPMG LLP

23 (b)  Consent of Arthur Andersen LLP

27      Financial Data Schedule