Form 10-Q
period 1999-03-31
SOUTHERN FINANCIAL BANCORP INC /VA/
filed 1999-05-17
CIK 914789

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20459


                                   FORM 10-Q


                  Quarterly Report under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934



For the Quarter Ended:                                Commission File No.:
    March 31, 1999                                          0-22836



                       SOUTHERN FINANCIAL BANCORP, INC.



           Virginia                                         54-1779978
------------------------------               -----------------------------------
    (State or other jurisdiction of         (IRS Employer Identification Number)
     incorporation or organization)


      37 East Main Street
      Warrenton, Virginia                                    20186
------------------------------               -----------------------------------
(address of principal executive office)                 (Zip Code)



Registrant's Telephone Number, including area code:  (540) 349-3900



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            YES   X                             NO _____



As of April 30, 1998, there were 1,603,220 shares of the registrant's Common Stock outstanding.

                        SOUTHERN FINANCIAL BANCORP, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                 March 31, 1999

                                TABLE OF CONTENTS

                                                                         Page
                                                                        Number

PART I.     FINANCIAL INFORMATION


Item 1.     Financial Statements

            Consolidated Balance Sheets
            as of March 31, 1999 (Unaudited) and
            December 31, 1998                                                3

            Consolidated Statements of Income for the
            Three Months Ended March 31, 1999 and 1998
            (Unaudited)                                                      4

            Consolidated Statements of Comprehensive Income
            for the Three Months Ended March 31, 1999 and
            1998 (Unaudited)                                                 5

            Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 1999 and 1998
            (Unaudited)                                                      6

            Notes to Consolidated Financial Statements
            (Unaudited)                                                 7 - 10

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        11 - 15

Item 3.     Quantitative and Qualitative Disclosures about Market Risk 16 - 17

PART II.    OTHER INFORMATION


Item 1.     Legal Proceedings                                               18

Item 2.     Changes in Securities                                           18

Item 3.     Defaults upon Senior Securities                                 18

Item 4.     Submission of Matters to a Vote of Security Holders             18

Item 5.     Other Information                                               18

Item 6.    Exhibits and Reports on Form 8-K                                 18

PART III.   SIGNATURES                                                      19

SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS




                                           March 31,
                                              1999        December 31,
                                          (Unaudited)        1998
                                           ----------     ------------
Assets
Cash and due from banks                    $ 6,306,346    $ 5,374,945
Overnight earning deposits                   1,050,376        928,435
Investment securities, available-for-sale   83,676,421     74,438,682
Investment securities, held-to-maturity     33,702,604     38,151,121
Loans held for sale                            990,950        602,500
Loans receivable, net                      136,352,860    131,645,482
Federal Home Loan Bank stock, at cost        1,253,700      1,082,500
Premises and equipment, net                  2,870,329      2,370,711
Other assets                                 3,540,589      4,248,673
                                           -----------    -----------
Total assets                              $269,744,175   $258,843,049
                                           ===========    ===========
Liabilities and Stockholders' Equity
Liabilities:
Deposits                                  $242,689,282   $231,925,592
Advances from Federal Home Loan Bank         3,000,000      3,500,000
Other liabilities                            2,419,688      2,494,717
                                           -----------    -----------
Total liabilities                          248,108,970    237,920,309
                                           -----------    -----------

Commitments
Stockholders' equity:
Preferred stock                                    136            136
Common stock                                    16,331         16,331
Capital in excess of par value              15,648,527     15,648,527
Retained earnings                            5,987,341      5,469,135
Accumulated other comprehensive income         453,957        259,698
Treasury stock, at cost                       (471,087)      (471,087)
                                           -----------    -----------
Total stockholders' equity                  21,635,205     20,922,740
                                           -----------    -----------
Total liabilities and stockholders' equity$269,744,175   $258,843,049
                                           ===========    ===========



   The accompanying notes are an integral part of these financial statements.

SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENTS OF INCOME



                                                              Three Months Ended
                                                                   March 31,
                                                          1999                  1998
-------------------------------------------------------------------------------------------
Interest income:
Loans                                                    $ 3,108,715           $ 3,106,302
Investment securities                                      1,804,933             1,456,620
                                                          ----------            ----------
Total interest income                                      4,913,648             4,562,922
                                                          ----------            ----------
Interest expense:
Deposits                                                   2,436,743             2,445,688
Borrowings                                                   102,833                39,567
                                                          ----------            ----------
Total interest expense                                     2,539,576             2,485,255
                                                          ----------            ----------
Net interest income                                        2,374,072             2,077,667
Provision for loan losses                                    275,000               225,000
                                                          ----------            ----------
Net interest income after provision for loan losses        2,099,072             1,852,667
                                                          ----------            ----------
Other income:
Gain on sale of loans                                        272,577               137,963
Fee income                                                   403,016               343,928
Other                                                         10,809                 7,600
                                                          ----------            ----------
Total other income                                           686,402               489,491
                                                          ----------            ----------
Other expense:
Employee compensation and benefits                           896,442               657,285
Premises and equipment                                       299,484               249,001
Data processing expense                                      182,628               178,260
Deposit insurance assessments                                 34,056                30,065
Advertising                                                   75,285                48,089
Other                                                        302,556               248,121
                                                          ----------            ----------
Total other expense                                        1,790,451             1,410,821
                                                          ----------            ----------
Income before income taxes                                   995,023               931,337
Provision for income taxes                                   297,500               301,500
                                                          ----------            ----------

Net income                                                 $ 697,523             $ 629,837
                                                          ==========            ==========
Earnings per common share:
Basic                                                         $ 0.43                $ 0.39
Diluted                                                         0.41                  0.37
Weighted average shares outstanding:
Basic                                                      1,603,220             1,592,548
Diluted                                                    1,685,143             1,709,010

    The accompanying notes are an integral part of these financial statements

SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                     Three Months Ended
                                                         March 31,
                                                     1999             1998
                                                  ---------        ---------
Net income                                        $ 697,523        $ 629,837
Other comprehensive income, net of tax:
    Unrealized holding loss  on securities          (55,409)         (18,582)
    Unrealized gain on cash flow hedges             249,668                -
                                                  ---------        ---------
Other comprehensive income                          194,259          (18,582)

Comprehensive income                              $ 891,782        $ 611,255
                                                  =========        =========


    The accompanying notes are an integral part of these financial statements

SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                --------------------------------------
                                                                                         1999                  1998
                                                                                      ---------             ----------
Cash flows from operating activities:
Net Income                                                                            $ 697,523             $ 629,837
Adjustments to reconcile net income to
net cash provided by operating activities:
    Depreciation and amortization                                                       264,036               198,684
    Provision for loan losses                                                           275,000               225,000
    Gain on sale of loans                                                              (272,577)             (137,963)
    Amortization of deferred loan fees                                                 (148,859)             (181,935)
    Net change in loans held for sale                                                  (115,873)              248,908
    (Increase) decrease in other assets                                               1,011,538              (189,622)
    Increase (decrease)  in other liabilities                                           (75,029)              475,622
                                                                                      ---------             ---------
Net cash provided by operating activities                                             1,635,759             1,268,531
                                                                                      ---------             ---------
Cash flows from investing activities:
    (Increase) decrease in loans receivable                                          (4,866,213)              714,777
    Purchase of investment securities, available-for-sale                           (20,072,629)          (13,206,693)
    Paydowns of investment securities                                                15,040,602             6,547,487
    Increase in overnight earning deposits, net                                        (121,941)             (736,322)
    Increase in premises and equipment, net                                            (597,350)              (38,948)
    Increase in Federal Home Loan Bank stock                                           (171,200)             (152,000)
                                                                                    -----------           -----------
Net cash used in investing activities                                               (10,788,731)           (6,871,699)
                                                                                    -----------           -----------

Cash flows from financing activities:
    Net increase in deposits                                                         10,763,690             9,651,462
    Decrease in advances from FHLB                                                     (500,000)           (4,000,000)
    Proceeds from stock options exercised                                                     -                15,031
    Dividends on preferred and common stock                                            (179,317)             (130,823)
                                                                                     ----------            ----------
Net cash provided by financing activities                                            10,084,373             5,535,670
                                                                                     ----------            ----------
Net increase (decrease) in cash and due from banks                                      931,401               (67,498)
Cash and due from banks, beginning of period                                          5,374,945             4,559,266
                                                                                    -----------           -----------
Cash and due from banks, end of period                                              $ 6,306,346           $ 4,491,768
                                                                                    ===========           ===========

        The accompanying notes are an integral part of these statements

SOUTHERN FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and, therefore, do not include all information or footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for a fair presentation have been included. All adjustments are of a normal recurring nature. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results of the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in Southern Financial Bancorp, Inc.'s Annual Report for the year ended December 31, 1998.

NOTE 2 - HEDGE ACCOUNTING

      During the first quarter of 1999, the Bancorp entered into four interest rate swap agreements that are accounted for as cash flow hedges. In accordance with SFAS 133, the Bancorp records the change in fair value of the swaps in comprehensive income. To the extent that the hedge is not completely effective, the ineffective portion is charged or credited to interest expense. The amounts recorded in comprehensive income subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the certificates of deposit (CD's) affects earnings.

      Each of the four swap agreements has a notional amount of $5 million, and the Bancorp agreed to pay a rate fixed for the period of the swap and receive 3 month LIBOR. Three of the swaps are for a period of five years and have fixed rates ranging from 5.23% to 5.29%; the fourth swap is for a period of ten years and has a fixed rate of 5.45%. The purpose of all four of these swaps was to hedge the variability of cash flows resulting from changes in interest rates in the Bancorp's floating rate liabilities, specifically the Bancorp's CD's in amounts greater than $90,000, which have maturities of one month to six months. The Bancorp performed a regression analysis using monthly averages of both 3 month LIBOR and the Bancorp's hedged CD's and determined that there was a highly effective correlation. The Bancorp designated CD's that were outstanding on the inception dates of the swaps as being hedged by the swaps, and as the hedged CD's mature, the Bancorp has identified other individual CD's to replace them. During the year ending December 31, 1999, approximately $61,900 of gains in accumulated other comprehensive income related to the interest rate swaps are expected to be reclassified into interest expense as a yield adjustment of the hedged CD's.

NOTE 3 - INVESTMENT SECURITIES

            The following table sets forth the Bancorp's investment securities portfolio as of the dates indicated:


                                                             March 31, 1999                             December 31,
                                                      Amortized           Estimated            Amortized           Estimated
                                                        Cost              Fair Value              Cost             Fair Value
------------------------------------------------------------------------------------------------------------------------------
Available-for-sale securities:
    FHLMC preferred stock                          $          -         $          -          $ 3,807,585         $ 3,888,524
    FHLMC MBS                                         9,716,786            9,739,266           11,996,172          12,005,667
    GNMA MBS                                          3,405,838            3,372,653            3,825,601           3,771,448
    FNMA MBS                                         25,570,688           25,806,657           29,671,448          29,813,650
    Collaterized mortgage obligations                19,352,320           19,346,575            1,526,527           1,529,095
    Commercial MBS                                   20,137,415           20,115,640           18,043,819          18,246,250
    Obligations of counties and municipalities        3,241,278            3,331,000            3,234,489           3,220,498
    Corporate obligations                               989,797              969,320              989,319             992,300
    U.S. Government agency obligations                  951,598              995,310              949,066             971,250
                                                ---------------      ---------------     ----------------   -----------------
                                                   $ 83,365,720         $ 83,676,421         $ 74,044,026        $ 74,438,682
                                                ===============      ===============     ================   =================
Held-to-maturity securities:
    FHLMC MBS                                       $ 3,662,594          $ 3,673,172          $ 4,091,316         $ 4,070,132
    GNMA MBS                                         21,798,212           21,734,954           24,305,052          24,004,669
    FNMA MBS                                          6,199,807            6,218,010            6,779,894           6,731,670
    Collateralized mortgage obligations                  82,635               86,556            1,015,264           1,013,565
    Obligations of counties and municipalities        1,959,356            1,986,408            1,959,595           1,974,308
                                                ---------------      ---------------     ----------------   -----------------
                                                   $ 33,702,604         $ 33,699,100         $ 38,151,121        $ 37,794,344
                                                ===============      ===============     ================   =================

SOUTHERN FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 - LOANS RECEIVABLE

         Loans receivable consist of the following:


                                                             March 31,              December 31,
                                                               1999                     1998
                                                            --------------          ----------------
Mortgage:
    Residential                                               $ 26,277,400             $ 26,046,289
    Nonresidential                                              67,763,647               64,890,406
Construction:
    Residential                                                  5,732,802                5,184,844
    Nonresidential                                              13,613,438               11,213,848
Non-Mortgage:
    Business                                                    23,610,847               24,773,003
    Consumer                                                     2,401,071                2,424,602
                                                            --------------          ---------------
Total loans receivable                                         139,399,205              134,532,992
Less:
     Deferred loan fees, net                                       899,225                  836,898
     Allowance for loan losses                                   2,147,120                2,050,612
                                                            --------------          ---------------
Loans receivable, net                                        $ 136,352,860            $ 131,645,482
                                                            ==============          ===============

          The following sets forth information regarding the allowance for loan losses:


                                                              Three Months         Three Months
                                                                 Ended                Ended
                                                                3/31/99              3/31/98
                                                            -----------------    -----------------
Allowance at beginning of period                                 $ 2,050,612          $ 2,036,532

Provision for losses charged to income                               275,000              225,000
Charge-offs                                                         (380,368)            (111,045)
Recoveries                                                           201,876                  346
                                                            -----------------    -----------------

Allowance at end of period                                       $ 2,147,120          $ 2,150,833
                                                            =================    =================

NOTE 5 - EARNINGS PER SHARE

         The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of dilutive common stock equivalents.


                                                           For the three months ended
                                                      March 1999                      March 1998
                                              -------------------------       --------------------------
                                                                Per                             Per
                                                               Share                           Share
                                              Shares          Amount          Shares          Amount
                                              ------          ---------       ------         -----------
Basic EPS                                     1,603,220          $ 0.43        1,592,548         $ 0.39
                                                           ============                     ============
Effect of dilutive
   Securities:
        Stock Options                            59,948                           91,239
        Convertible Preferred Stock              21,975                           25,223
                                           ------------                      -----------
 Diluted EPS                                  1,685,143          $ 0.41        1,709,010         $ 0.37
                                           ============    ============      ===========    ============



NOTE 6 - OTHER SIGNIFICANT MATTERS

          The Bancorp signed a definitive Merger Agreement providing for a merger with The Horizon Bank of Virginia. The Bancorp will issue .63 shares of its common stock in exchange for each share of common stock of The Horizon Bank of Virginia. Subject to certain conditions including receipt of regulatory approval and approval of the shareholders of the Bancorp and The Horizon Bank of Virginia, closing of the merger is anticipated to occur in the third quarter of 1999. The merger will be accounted for under the pooling method.

SOUTHERN FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS  OF OPERATIONS


Financial Condition

      Total assets of Southern Financial Bancorp, Inc. (the "Bancorp") at March 31, 1999 were $269.7 million, an increase of $10.9 million, or 4.2%, from total assets of $258.8 million at December 31, 1998. Total liabilities increased by $10.2 million, or 4.3%, to $248.1 million at March 31, 1999 from $237.9 million at December 31, 1998.

      The growth in total assets resulted primarily from increases of $4.8 million in investment securities and $4.7 million in loans receivable from December 31, 1998 to March 31, 1999.

      Total loans receivable increased by $4.7 million to $136.3 million at March 31, 1999 from $131.6 million at December 31, 1998, as new loan originations more than offset loan sales and prepayments of residential mortgage loans during the period. In this period the Bancorp sold the guaranteed portion of some of the Small Business Administration (SBA) loans that it held in portfolio. These sales totaled $2.8 million. Residential mortgage loans (permanent and construction) increased $779 thousand from $31.2 million at December 31, 1998, to $32 million at March 31, 1999. Non-residential construction mortgage loans increased by $2.4 million, or 21.4%, to $13.6 million at March 31, 1999, from $11.2 million at December 31, 1998. Non-residential permanent mortgage loans increased by $2.9 million to $67.8 million at March 31, 1999, from $64.9 million at December 31, 1998. Non-mortgage business loans decreased $1.2 million to $23.6 million at March 31, 1999, from $24.8 million at December 31, 1998.

      Investment securities available-for-sale increased from $74.4 million at December 31, 1998, to $83.7 million at March 31, 1999. There were purchases of $20.1 million of investment securities, all of which were designated as available-for-sale. There were repayments and amortization of $10.8 million of investment securities available-for-sale during the period.

      Investment securities held-to-maturity decreased by $4.4 million to $33.7 million at March 31, 1999, from $38.1 million at December 31, 1998. This decrease resulted from repayments and amortization during the period.

      The increase in total assets was funded by an increase in customer deposits of $10.8 million, or 4.6%, to $242.7 million at March 31, 1999 from $231.9 million at December 31, 1998.

Results of Operations

      The Bancorp's principal sources of revenue are interest on loans, gains on sales of loans, fees and service charges on loans, interest and dividends on investment securities, and service charges on deposit accounts. Net income is affected by interest on deposits and borrowings and operating expenses.

      The following table presents, for periods indicated, average balances of and weighted average yields on interest-earning assets and average balances of and weighted average effective rates paid on interest-bearing liabilities. Calculations have been made utilizing month-end average balances for loans and investment securities and daily average balances for borrowings and deposits, and the effect of the interest rate swaps is reflected in the average rate on deposits. Loan balances do not include non-accrual loans.


                                                           Three Months Ended March 31,
                                                         1999                            1998
                                           ----------------------------------------------------------------
                                                Average         Average         Average          Average
                                                Balance        Yield/Rate       Balance         Yield/Rate
                                           ----------------------------------------------------------------
                                                                ($ in thousands)
Interest-earning assets
    Loans receivable                          $ 135,549          9.30  %      $ 128,222            9.82 %
    Investment securities                       118,759          6.16            91,549            6.45
                                           ------------         --------      ---------           -------
        Total interest-earning assets           254,308          7.84           219,771            8.42
                                           ------------         --------      ---------           -------
Interest-bearing liabilities
    Deposits                                    236,180          4.18           205,984            4.82
    Borrowings                                    8,383          4.91             2,832            5.58
                                           ------------         --------      ---------           -------
        Total interest-bearing liabilities      244,563          4.21           208,816            4.83
                                           ------------         --------      ---------           -------
Average dollar difference
between interest-earning assets
and interest-bearing liabilities                  9,745                          10,955
                                           ============                       =========
Interest rate spread                                             3.63                              3.59
                                                                ========                          =======
Interest margin                                                  3.79                              3.83
                                                                ========                          =======

      The following table presents information regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in volume (changes in volume multiplied by old rate) and changes in rate (changes in rate multiplied by old volume). The dollar changes in interest income and interest expense attributable to changes in rate/volume (change in rate multiplied by change in volume) have been allocated between rate and volume variances based on the percentage relationship of such variances to each other. The effect of the interest rate swaps is reflected in interest expense on deposits.


                                                          Three Months Ended
                                                           March 31, 1999
                                                     Compared to Three Months Ended
                                                             March 31, 1998
----------------------------------------------------------------------------------------
                                             Volume           Rate           Total
----------------------------------------------------------------------------------------
                                                         ($ in thousands)
Interest income
    Loans receivable                              $ 171        $ (168)              $ 3
    Investment securities                           415           (67)              348
                                                  ------       -------            -----
        Total interest income                       586          (235)              351
                                                  ------       -------            -----
Interest expense
    Deposits                                        339          (348)               (9)
    Borrowings                                       69            (6)               63
                                                  ------       -------            -----
        Total interest expense                      408          (354)               54
                                                  ------       -------            -----
Net interest income                                 178           119               297
                                                  ======       =======            =====

      The Bancorp's net income was $698 thousand for the three months ended March 31, 1999, compared to $630 thousand for the three months ended March 31, 1998, an increase of $68 thousand, or 10.7%. Diluted earnings per share were $0.41 and $0.37 for the three months ended March 31, 1999 and 1998, respectively. The weighted average number of diluted shares of common stock outstanding were 1,685,143 and 1,709,010 for the same periods in 1999 and 1998, respectively.

      Net interest income before provision for loan losses for the three months ended March 31, 1999 was $2.4 million, an increase of $296 thousand, or 14.3%, from $2.1 million for the three months ended March 31, 1998. The increase resulted primarily from growth in average interest-earning assets, which was partially offset by a decrease in interest margin. Total interest-earning assets in the three months ended March 31, 1999 averaged $254.3 million as compared to $219.8 million for the same period in 1998. For the three months ended March 31, 1999, the interest rate spread was 3.63%, an increase of 4 basis points from 3.59% for the three months ended March 31, 1998. The yield on interest-earning assets for the three months ended March 31, 1999 was 7.84%, a decrease of 58 basis points from the same period last year. The cost of interest-bearing liabilities decreased by 62 basis points to 4.21% for the three months ended March 31, 1999 from 4.83% for the three months ended March 31, 1998.

      Total interest income increased by $351 thousand, or 7.9%, to $4.9 million for the three months ended March 31, 1999 from $4.6 million for the three months ended March 31, 1998. This increase was primarily due to an increase of $27.2 million in average investment securities to $118.8 million for the three months ended March 31, 1999 from $91.5 million for the three months ended March 31, 1998. The yield on average investment securities decreased 29 basis points from 6.45% for the quarter ended March 31, 1998, to 6.16% for the quarter ended March 31, 1999. Average loans receivable increased by $7.3 million from $128.2 million in the three months ended March 31, 1998 to $135.5 million in the three months ended March 31, 1999. The yield on average loans receivable was 9.30% for the three months ended March 31, 1999, a decrease of 52 basis points from a yield of 9.82% for the same period last year.

      Total interest expense increased by $54 thousand, or 2.2%, to $2.54 million for the three months ended March 31, 1999 from $2.49 million for the three months ended March 31, 1998. Customer deposits averaged $236.2 million for the three months ended March 31, 1999, up $30.2 million from $206 million for the three months ended March 31, 1998. The average effective rate paid on deposits decreased by 64 basis points to 4.18% in the 1999 period from 4.82% in the 1998 period. Average borrowings were $8.4 million for the three months ended March 31, 1999, an increase of $5.6 million from $2.8 million for the three months ended March 31, 1998. The average effective rate paid on borrowings decreased to 4.91% for the three months ended March 31 1999 from 5.58% for the same period in 1998.

      The provision for loan losses for the three months ended March 31, 1999 was $275 thousand, as compared to $225 thousand for the three months ended March 31, 1998. The provision for loan losses is a current charge to earnings to increase the allowance for loan losses. The Bancorp has established the allowance for loan losses to absorb the inherent risk in lending after considering an evaluation of the loan portfolio, current economic conditions, changes in the nature and volume of lending and past loan experience. During the three months ended March 31, 1999, the Bancorp's volume of non-residential mortgage loans has increased, and these loans tend to carry a higher risk classification. The increase in the provision for loan losses reflects the growth in the portfolio of non-residential mortgage loans. It is the opinion of the Bancorp that the allowance for loan losses at March 31, 1999 remains adequate. Although the Bancorp believes that the allowance is adequate, there can be no assurances that additions to such allowance will not be necessary in future periods, which would adversely affect the Bancorp's results of operations. The allowance for loan losses at March 31, 1999 was $2.15 million, or 1.54% of total loans receivable, versus $2.05 million at December 31, 1998, which was 1.52% of total loans receivable.

      During the three months ended March 31, 1999 charge-offs amounted to $380 thousand compared to $111 thousand during the same period last year. These charge-offs were related to non-mortgage business loans. Recoveries amounted to $202 thousand during the three months ended March 31, 1999, most of which was related to one non-residential mortgage loan that was charged off in 1996.

      Other income for the three months ended March 31, 1999 was $686 thousand as compared to $489 thousand for the three months ended March 31, 1998, an increase of $197 thousand, or 40.2%. Gain on sale of loans increased by $135 thousand from $138 thousand during the three months ended March 31, 1998, to $273 thousand for the three months ended March 31, 1999. This increase was primarily the result of the sale of the guaranteed portion of SBA loans on which gains have been recognized. Fee income increased $59 thousand during the three months ended March 31, 1999, compared to the same period last year, primarily because of more loan-related income.

      Other expense increased by $380 thousand, or 26.9%, to $1.8 million for the three months ended March 31, 1999 from $1.4 million for the three months ended March 31, 1998, primarily because of expenses related to operating three new branches that have been open since April 1998. Employee compensation and benefits increased by $239 thousand, or 36.4%, reflecting normal wage increases for existing personnel and the cost of staffing the three new branches. Expenses for premises and equipment increased by $50 thousand, or 20.3%, primarily because of the new branches. Advertising expense increased by $27 thousand, or 56.6%, primarily because the Bancorp commenced its internet banking promotion.

Regulatory Capital Requirements

      At March 31, 1999 the Bancorp exceeded all regulatory capital standards, which were as follows:


                                      Actual Capital              Required Capital               Excess Captial
                                   Amount        Ratio           Amount        Ratio          Amount       Ratio
                              ----------------------------    -------------------------      -----------------------
                                                              (Dollars in thousands)
Leverage capital                     $ 21,154        8.00%         $ 10,577       4.00%        $ 10,577        4.00%
Tier 1 capital                         21,154       12.99%            6,515       4.00%          14,639        8.99%
Tier 1 and Tier 2 capital              23,191       14.24%           13,030       8.00%          10,161        6.24%


Liquidity

      The Bancorp's primary sources of funds are deposits, loan repayments, proceeds from the sale of loans and investment securities, repayments and maturities of investment securities, and borrowings from the Federal Home Loan Bank of Atlanta under a credit availability in the amount of $45 million. At March 31, 1999, the Bancorp had $8 million of unfunded lines of credit and undisbursed construction loan funds of $6.8 million. Approved loan commitments were $12.6 million at March 31, 1999, and the Bancorp had commitments from investors to purchase loans in the amount of $2 million. It is anticipated that funding requirements for these commitments can be met from the normal sources of funds.

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

      The Awareness and Assessment phases of the Plan were completed in 1998. The Bank has ensured that customers received statement stuffers and newsletters apprising them of the status of the Plan. Year 2000 status updates have been incorporated into the Bank's website, www.southernfinancialbank.com and are regularly updated. The Bank contacted its significant business partners to determine their state of readiness and the potential impact on the Company by sending letters to them requesting updates on their own year 2000 initiatives. Through these endeavors, systems were upgraded and tested to ensure meeting Year 2000 Readiness. Those systems that do not meet Year 2000 requirements have been replaced.

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

      The Bank, as well as Intrieve, Inc., is focusing on the completion of its Year 2000 Contingency Plan, which is due for completion June 30, 1999. This critical phase of the Plan provides the details concerning how the Bank will operate in the event there are system failures, power failures, etc. Southern Financial's Plan will outline how the branches and the corporate office will function if circumstances are presented which affect the normal course of business. On the other hand, while unlikely, it is acknowledged that the Bank's failure to successfully implement its Year 2000 Plan or to adequately assess the likelihood of events relating to the Year 2000 issue, could have a significant adverse impact on operations. Therefore, based on the severity of the situation, Intrieve could readily implement their disaster recovery systems to permit continuing to provide data processing services. Additionally, Intrieve, Inc., has implemented two additional services, the first being a special trial balance run on December 25, 1999. This information will prove to be critical if system communications are affected on the first day of business in Year 2000. Secondly, Intrieve will provide a communications connectivity test opportunity on January 1, 2000 from 11:00 a.m. to 1:00 p.m. EST. The purpose of this test is to verify transmission functionality before opening the doors for business on January 3, 2000. All branches will participate in this critical test as a means of preventative action.

      The total costs associated with becoming Year 2000 compliant are expected to be less than $100 thousand and are not expected to have a significant impact on the results of operations. As of December 31, 1998, the Bank had incurred approximately $50 thousand of costs to become Year 2000 compliant. Intrieve, Inc., the Bank's data processing system provider, has made substantial investments in software and hardware to become Year 2000 compliant. Costs related to these investments have not been passed on to Southern Financial.

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

Item 3 - Quantitative and Qualitative Disclosure about Market Risk

      During the first quarter of 1999, the Bancorp entered into four swap agreements, each for a notional amount of $5 million, in which the Bancorp agreed to pay a rate fixed for the period of the swap and receive 3 month LIBOR for the period of the swap. In addition, in the months of January and February 1999 the Bancorp purchased $20 million of residential and commercial CMO's. A sustained shift in interest rates could have an impact on the market value of these securities. A rise in interest rates would decrease their market value, and a decline in interest rates would increase their market value.

      As a result of entering into the swap agreements and purchasing the CMO's, the Bancorp's interest sensitivity as reported in its Form 10K for the year ended December 31, 1998 has changed. The Bancorp's interest rate sensitivity is primarily monitored by management through the use of a model which generates estimates of the change in the Bancorp's market value of portfolio equity ("MVPE") over a range of interest rate scenarios. Such analysis was prepared by a third party for the Bancorp. MVPE is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts using standard industry assumptions about estimated loan prepayment rates, reinvestment rates, and deposit decay rates. The following table sets forth an analysis of the Bancorp's interest rate risk as measured by the estimated change in MVPE resulting from instantaneous and sustained parallel shifts in the yield curve (plus or minus 300 basis points, measured in 100 basis point increments) as of March 31, 1999.


                 Sensitivity of Market Value of Portfolio Equity
                             (amounts in thousands)



   Change in       Market Value of Portfolio Equity                   Market Value of
 Interest Rates    Amount      $ Change    % Change               Portfolio Equity as a % of
In Basis Points               From Base      From                    Total     Portfolio
  (Rate Shock)                               Base                   Assets       Equity
                                                                               Book Value
-------------------------------------------------------------------------------------------
Up 300                22,287       (4,567)    -17.01%                   8.26%      103.01%
Up 200                24,191       (2,663)     -9.92%                   8.97%      111.80%
Up 100                25,565       (1,289)     -4.80%                   9.48%      118.15%
Base                  26,854            -       0.00%                   9.96%      124.11%
Down 100              27,356          502       1.87%                  10.14%      126.43%
Down 200              27,442          588       2.19%                  10.17%      126.83%
Down 300              28,103        1,249       4.65%                  10.42%      129.88%

      The Bancorp's interest rate sensitivity is also monitored by management through the use of a model that generates estimates of the change in the adjusted net interest income over a range of interest rate scenarios. Such analysis was also prepared by a third party for the Bancorp. Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities including the effect of the interest rate swaps. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. In this regard, the model assumes that the composition of the Bancorp's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.

                       Sensitivity of Net Interest Income
                             (amounts in thousands)


   Change in           Adjusted Net
 Interest Rates      Interest Income                                Net Interest Margin
In Basis Points                % Change                                         % Change
  (Rate Shock)     Amount     From Base                             Percent    From Base
-------------------------------------------------------------------------------------------
Up 300                 9,330       -1.76%                               3.46%       -0.06%
Up 200                 9,595        1.03%                               3.56%        0.04%
Up 100                 9,600        1.08%                               3.56%        0.04%
Base                   9,497        0.00%                               3.52%        0.00%
Down 100               9,390       -1.13%                               3.48%       -0.04%
Down 200               9,474       -0.24%                               3.51%       -0.01%
Down 300               9,753        2.70%                               3.62%        0.10%

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

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            Exhibits Required
            None.

            Reports on Form 8-K
            No reports on Form 8-K were filed during the three months ended March 31, 1999.

SOUTHERN FINANCIAL BANCORP, INC.


Part III.  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    SOUTHERN FINANCIAL BANCORP, INC.
                                    --------------------------------
                                          (Registrant)



Date     5/17/99                          By:
         -------                             ----------------------------
                                          Georgia S. Derrico
                                          Chairman and
                                          Chief Executive Officer
                                          (Duly Authorized Representative)



Date     5/17/99                          By:
         -------                             -----------------------------
                                          William H. Lagos
                                          Senior Vice President and Controller
                                          Principal Accounting Officer
                                          (Duly Authorized Representative)