Form 10-Q
period 1999-06-30
SOUTHERN FINANCIAL BANCORP INC /VA/
filed 1999-08-13
CIK 914789

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20459


                                    FORM 10-Q


                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



For the Quarter Ended:                                    Commission File No.:
    June 30, 1999                                              0-22836



                        SOUTHERN FINANCIAL BANCORP, INC.



         Virginia                                       54-1779978
------------------------------              ----------------------------------
(State or other jurisdiction of            (IRS Employer Identification Number)
 incorporation or organization)


    37 East Main Street
    Warrenton, Virginia                                   20186
------------------------------              -----------------------------------
(address of principal executive office)                 (Zip Code)


Registrant's Telephone Number, including area code:  (540) 349-3900


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES  [X]                    NO _____


As of July 31, 1999, there were 1,610,673 shares of the registrant's Common Stock outstanding.

                        SOUTHERN FINANCIAL BANCORP, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                  JUNE 30, 1999

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

                  Consolidated Balance Sheets
                  as of June 30, 1999 (Unaudited) and
                  December 31, 1998                                                                        3

                  Consolidated Statements of Income for the
                  Three and Six Months Ended June 30, 1999 and 1998
                  (Unaudited)
                                                                                                           4

                  Consolidated Statements of Comprehensive Income
                  for the Three and Six Months Ended June 30, 1999 and
                  1998 (Unaudited)
                                                                                                           5

                  Consolidated Statements of Cash Flows for the
                  Six Months Ended June 30, 1999 and 1998
                  (Unaudited)
                                                                                                           6

                  Notes to Consolidated Financial Statements
                  (Unaudited)                                                                              7 - 10

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                     11 - 15

Item 3.           Quantitative and Qualitative Disclosures about Market Risk                              16 - 17


PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings                                                                                18

Item 2.  Changes in Securities                                                                            18

Item 3.  Defaults upon Senior Securities                                                                  18

Item 4.  Submission of Matters to a Vote of Security Holders                                              18

Item 5.  Other Information                                                                                18

Item 6.  Exhibits and Reports on Form 8-K                                                                 18


PART III.         SIGNATURES                                                                              19
----------------------------

SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                                            June 30,
                                                             1999          December 31,
                                                           (Unaudited)         1998
                                                           -----------     ------------
ASSETS
Cash and due from banks                                 $   8,085,237    $   5,374,945
Overnight earning deposits                                  3,984,530          928,435
Investment securities, available-for-sale                  77,020,065       74,438,682
Investment securities, held-to-maturity                    30,624,858       38,151,121
Loans held for sale                                           762,900          602,500
Loans receivable, net                                     140,039,080      131,645,482
Federal Home Loan Bank stock, at cost                       1,253,700        1,082,500
Premises and equipment, net                                 2,870,763        2,370,711
Other assets                                                7,007,904        4,248,673
                                                         -------------   --------------
Total assets                                            $ 271,649,037    $ 258,843,049
                                                         =============   ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits                                                $ 247,449,555    $ 231,925,592
Advances from Federal Home Loan Bank                                -        3,500,000
Other liabilities                                           2,172,220        2,494,717
                                                         ------------    -------------
Total liabilities                                         249,621,775      237,920,309
                                                         ------------    -------------
Commitments
Stockholders' equity:
Preferred stock                                                   136              136
Common stock                                                   16,405           16,331
Capital in excess of par value                             15,724,465       15,648,527
Retained earnings                                           6,587,083        5,469,135
Accumulated other comprehensive income                        170,260          259,698
Treasury stock, at cost                                      (471,087)        (471,087)
                                                         -------------   --------------

Total stockholders' equity                                 22,027,262       20,922,740
                                                         -------------   --------------
Total liabilities and stockholders' equity              $ 271,649,037    $ 258,843,049
                                                         =============   ==============


   The accompanying notes are an integral part of these financial statements.

SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENTS OF INCOME


                                                     Three Months Ended                           Six Months Ended
                                                          June 30,                                    June 30,
                                                   1999                 1998                   1999                1998
                                               -----------         -------------        ---------------       -------------
Interest income:
Loans                                          $ 3,222,141          $  3,104,518         $  6,330,856         $  6,210,820
Investment securities                            1,778,186             1,514,394            3,583,119            2,971,014
                                               -----------         -------------        -------------         ------------
Total interest income                            5,000,327             4,618,912            9,913,975            9,181,834
                                               -----------         -------------        -------------         ------------
Interest expense:
Deposits                                         2,407,562             2,455,354            4,844,305            4,901,042
Borrowings                                         104,492                43,540              207,325               83,107
                                               -----------         -------------        -------------         ------------
Total interest expense                           2,512,054             2,498,894            5,051,630            4,984,149
                                               -----------         -------------        -------------         ------------
Net interest income                              2,488,273             2,120,018            4,862,345            4,197,685
Provision for loan losses                          395,000               225,000              670,000              450,000
                                               -----------         -------------        -------------         ------------
Net interest income after
   provision for loan losses                     2,093,273             1,895,018            4,192,345            3,747,685
                                               -----------         -------------        -------------         ------------
Other income:
Gain on sale of loans                              268,191                81,715              540,768              219,678
Unrealized gain on interest rate swap              138,700                     -              138,700                    -
Fee income                                         387,404               336,069              790,420              679,997
Other                                               95,642                20,371              106,451               27,971
                                               -----------         -------------         ------------         ------------
Total other income                                 889,937               438,155            1,576,339              927,646
Other expense:
Employee compensation and benefits                 943,609               713,740            1,840,051            1,371,025
Premises and equipment                             351,339               271,395              650,823              520,396
Data processing expense                            201,853               170,270              384,481              348,530
Deposit insurance assessments                       33,546                31,020               67,602               61,085
Advertising                                         58,749                33,286              134,034               81,375
Other                                              328,739               267,011              631,295              515,132
                                               -----------         -------------         ------------         ------------
Total other expense                              1,917,835             1,486,722            3,708,286            2,897,543
                                               -----------         -------------         ------------         ------------
Income before income taxes                       1,065,375               846,451            2,060,398            1,777,788
Provision for income taxes                         278,300               172,000              575,800              473,500
                                               -----------         -------------         ------------         ------------
Net income                                      $  787,075           $   674,451         $  1,484,598         $  1,304,288
                                               ===========         =============         ============         ============
Earnings per common share:
Basic                                           $     0.49           $      0.42         $       0.92         $       0.81
Diluted                                               0.47                  0.39                 0.88                 0.76
Weighted average shares outstanding:
Basic                                            1,605,082             1,593,260            1,604,156            1,592,906
Diluted                                          1,683,300             1,720,913            1,684,217            1,714,763


The accompanying notes are an integral part of these financial statements.

SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                  Three Months Ended                   Six Months Ended
                                                                      June 30,                             June 30,
                                                                1999              1998               1999              1998
                                                           ------------     ------------        ------------      ------------

Net income                                                 $   787,075       $   674,451        $ 1,484,598      $  1,304,288
Other comprehensive income:
Cash flow hedge:
    Unrealized holding gain                                    322,860                 -            701,145                 -
    Reclassification adjustment for net interest
    expense included in net income                              27,155                 -             27,155                 -
Available-for-sale securities:
    Unrealized holding loss                                   (691,742)          (67,208)          (775,695)          (95,362)
    Reclassification adjustment for gains
    included in net income                                     (88,117)                -            (88,117)                -
                                                           ------------      -----------        ------------     -------------
Other comprehensive income before tax                         (429,844)          (67,208)          (135,512)          (95,362)
Income tax expense related to items of other
    comprehensive income                                       146,147            22,851             46,074            32,423
                                                           ------------      -----------        ------------     -------------
Other comprehensive income, net of tax                        (283,697)          (44,357)           (89,438)          (62,939)

Comprehensive income                                       $   503,378       $   630,094        $ 1,395,160       $ 1,241,349
                                                           ============      ============       ============     =============


The accompanying notes are an integral part of these financial statements

SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                         1999                  1998
                                                                                    -------------       -------------
Cash flows from operating activities:
Net Income                                                                         $  1,484,598         $   1,304,288
Adjustments to reconcile net income to
net cash provided by operating activities:
    Depreciation and amortization                                                       482,251               422,948
    Provision for loan losses                                                           670,000               450,000
    Gain on sale of loans                                                              (540,768)             (219,678)
    Gain on sale of securities                                                          (88,117)               (5,067)
    Amortization of deferred loan fees                                                 (289,101)             (348,467)
    Net change in loans held for sale                                                   380,368              (445,971)
    (Increase) decrease in other assets                                                 228,055              (237,653)
    Increase (decrease) in other liabilities                                           (322,497)              383,761
                                                                                    ------------        -------------
Net cash provided by operating activities                                             2,004,789             1,304,161
                                                                                    ------------        -------------
Cash flows from investing activities:
    (Increase) decrease in loans receivable                                         (10,898,831)            5,797,714
    Purchase of investment securities, held-to-maturity                                       -            (1,959,970)
    Purchase of investment securities, available-for-sale                           (23,196,100)          (26,345,725)
    Sale of investment securities available-for-sale                                  5,404,657             2,969,870
    Paydowns of investment securities                                                21,597,047            15,826,622
    Increase in overnight earning deposits, net                                      (3,056,095)           (6,837,331)
    Increase in premises and equipment, net                                            (707,301)             (229,024)
    Increase in Federal Home Loan Bank stock                                           (171,200)             (152,000)
                                                                                    ------------        -------------

Net cash used in investing activities                                               (11,027,823)          (10,929,844)
                                                                                    ------------        -------------
Cash flows from financing activities:
    Net increase in deposits                                                         15,523,963            15,838,479
    Decrease in advances from FHLB                                                   (3,500,000)           (4,000,000)
    Proceeds from stock options exercised                                                76,013                58,542
    Dividends on preferred and common stock                                            (366,650)             (277,574)
                                                                                    ------------        -------------

Net cash provided by financing activities                                            11,733,326            11,619,447
                                                                                   -------------        -------------
Net increase in cash and due from banks                                               2,710,292             1,993,764
Cash and due from banks, beginning of period                                          5,374,945             4,559,266
                                                                                   -------------        -------------
Cash and due from banks, end of period                                             $  8,085,237         $   6,553,030
                                                                                   =============        =============



The accompanying notes are an integral part of these statements
                                    6

SOUTHERN FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and, therefore, do not include all information or footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for a fair presentation have been included. All adjustments are of a normal recurring nature. The results of operations for the six-month period ended June 30, 1999 are not necessarily indicative of the results of the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in Southern Financial Bancorp, Inc.'s Annual Report for the year ended December 31, 1998.

NOTE 2 - HEDGE ACCOUNTING

         During the first quarter of 1999, the Bancorp entered into four interest rate swap agreements that are accounted for as cash flow hedges. In accordance with SFAS 133, the Bancorp records the change in fair value of the swaps in comprehensive income. To the extent that the hedge is not completely effective, the ineffective portion is charged or credited to other income or expense. The amounts recorded in comprehensive income subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the certificates of deposit (CD's) affects earnings.

         Each of the four swap agreements has a notional amount of $5 million, and the Bancorp agreed to pay a rate fixed for the period of the swap and receive 3 month LIBOR. Three of the swaps are for a period of five years and have fixed rates ranging from 5.23% to 5.29%; the fourth swap is for a period of ten years and has a fixed rate of 5.45%. The purpose of all four of these swaps was to hedge the variability of cash flows resulting from changes in interest rates in the Bancorp's floating rate liabilities, specifically the Bancorp's CD's in amounts greater than $90,000, which have maturities of one month to six months. The Bancorp performed a regression analysis using monthly averages of both 3 month LIBOR and the Bancorp's hedged CD's and determined that there was a highly effective correlation. The Bancorp designated CD's that were outstanding on the inception dates of the swaps as being hedged by the swaps, and as the hedged CD's mature, the Bancorp has identified other individual CD's to replace them. During the year ending December 31, 1999, approximately $46,213 of gains in accumulated other comprehensive income related to the interest rate swaps are expected to be reclassified into interest expense as a yield adjustment of the hedged CD's.

         During the quarter ended June 30, 1999, a portion of the hedge was "ineffective" as the spread between LIBOR (the denomination of the floating rate side of the interest rate swaps) versus the Bancorp's CD issuance costs moved in favor of the Bancorp by approximately 15 basis points. As required under SFAS 133, the Bancorp recognized income of $139 thousand which represented the net present value of the favorable variance in the spread for the weighted average remaining life of the interest rate swaps.

NOTE 3 - INVESTMENT SECURITIES

              The following table sets forth the Bancorp's investment securities portfolio as of the dates indicated:


                                                           June 30, 1999                          December 31, 1998
                                                   Amortized             Estimated           Amortized            Estimated
                                                     Cost                Fair Value             Cost              Fair Value
                                                 ---------------       -------------      --------------       --------------

Available-for-sale securities:
    FHLMC preferred stock                           $         -          $         -         $ 3,807,585          $ 3,888,524
    FHLMC MBS                                         8,901,856            8,928,979          11,996,172           12,005,667
    GNMA MBS                                          3,028,114            3,028,328           3,825,601            3,771,448
    FNMA MBS                                         18,828,511           18,891,442          29,671,448           29,813,650
    Collaterized mortgage obligations                19,234,520           18,921,544           1,526,527            1,529,095
    Commercial MBS                                   22,105,655           22,054,658          18,043,819           18,246,250
    Obligations of counties and municipalities        3,909,954            3,759,294           3,234,489            3,220,498
    Corporate obligations                               990,008              956,054             989,319              992,300
    U.S. Treasury securities                            490,604              479,766                   -                    -
    U.S. Government agency obligations                        -                    -             949,066              971,250
                                                    -----------          -----------         -----------          -----------
                                                    $77,489,222          $77,020,065         $74,044,026          $74,438,682
                                                    ===========          ===========         ===========          ===========
Held-to-maturity securities:
    FHLMC MBS                                       $ 3,322,857          $ 3,303,181         $ 4,091,316          $ 4,070,132
    GNMA MBS                                         19,767,506           19,746,184          24,305,052           24,004,669
    FNMA MBS                                          5,575,369            5,505,795           6,779,894            6,731,670
    Collateralized mortgage obligations                       -                    -           1,015,264            1,013,565
    Obligations of counties and municipalities        1,959,126            1,900,914           1,959,595            1,974,308
                                                    -----------          -----------         -----------          -----------
                                                    $30,624,858          $30,456,074         $38,151,121          $37,794,344
                                                    ===========          ===========         ===========          ===========


SOUTHERN FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 - LOANS RECEIVABLE

              Loans receivable consist of the following:


                                                                June 30,               December 31,
                                                                 1999                      1998
                                                             -------------             ------------
Mortgage:
    Residential                                               $ 24,500,670             $ 26,046,289
    Nonresidential                                              74,075,478               64,890,406
Construction:
    Residential                                                  5,926,912                5,184,844
    Nonresidential                                              12,407,423               11,213,848
Non-Mortgage:
    Business                                                    23,823,376               24,773,003
    Consumer                                                     2,490,191                2,424,602
                                                               -----------             ------------

Total loans receivable                                        $143,224,050             $134,532,992

Less:
     Deferred loan fees, net                                       977,816                  836,898
     Allowance for loan losses                                   2,207,154                2,050,612
                                                              ------------             ------------
Loans receivable, net                                         $140,039,080             $131,645,482
                                                              ============             ============



 The following sets forth information regarding the allowance for loan losses:

                                                              Six Months           Six Months
                                                                 Ended               Ended
                                                                6/30/99             6/30/98
                                                           ------------------   -----------------

Allowance at beginning of period                                 $ 2,050,612         $ 2,036,532

Provision for losses charged to income                               670,000             450,000
Charge-offs                                                         (717,781)           (405,210)
Recoveries                                                           204,323               7,261
                                                           ------------------   -----------------

Allowance at end of period                                       $ 2,207,154         $ 2,088,583
                                                           ==================   =================




NOTE 5 - EARNINGS PER SHARE

            The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of dilutive common stock equivalents.


                                                  For the three months ended                      For the six months ended

                                         June 1999               June 1998              June 1999               June 1998
                                    ---------------------   --------------------    ------------------      ------------------
                                                    Per                     Per                     Per                    Per
                                                  Share                   Share                   Share                  Share
                                     Shares      Amount      Shares      Amount      Shares      Amount      Shares     Amount
                                    ----------   --------    ---------   -------    ---------    ------     ---------   -------


Basic EPS                            1,605,082    $ 0.49     1,593,260    $ 0.42    1,604,156    $ 0.92     1,592,906    $ 0.81
                                                 =======                  ======                 ======                  ======

Effect of dilutive
   Securities:
        Stock Options                   21,975                  25,223                 58,086                  96,634
        Convertible Preferred Stock     56,243                 102,430                 21,975                  25,223
                                     ---------               ---------              ---------               ---------
 Diluted EPS                         1,683,300    $ 0.47     1,720,913    $ 0.39    1,684,217    $ 0.88     1,714,763    $ 0.76
                                     =========    ======     =========    ======    =========    ======     =========    ======




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

SOUTHERN FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS  OF OPERATIONS


FINANCIAL CONDITION
-------------------

         Total assets of Southern Financial Bancorp, Inc. (the "Bancorp") at June 30, 1999 were $271.6 million, an increase of $12.8 million, or 4.9%, from total assets of $258.8 million at December 31, 1998. Total liabilities increased by $11.7 million, or 4.9%, to $249.6 million at June 30, 1999 from $237.9 million at December 31, 1998.

         The growth in total assets resulted primarily from increases of $8.4 million in loans receivable and $5.8 million in cash and overnight earning deposits, while there was a decrease in investment securities of $4.9 million from December 31, 1998 to June 30, 1999.

         Total loans receivable increased by $8.4 million to $140 million at June 30, 1999 from $131.6 million at December 31, 1998, as new loan originations more than offset loan sales and prepayments of residential mortgage loans during the period. In this period the Bancorp sold the guaranteed portion of some of the Small Business Administration (SBA) loans that it held in portfolio. These sales totaled $5.6 million. Non-residential permanent mortgage loans increased by $9.2 million to $74.1 million at June 30, 1999, from $64.9 million at December 31, 1998. Non-residential construction mortgage loans increased by $1.2 million to $12.4 million at June 30, 1999, from $11.2 million at December 31, 1998. Residential construction loans increased $742 thousand from $5.2 million at December 31, 1998, to $5.9 million at June 30, 1999. Residential permanent mortgage loans decreased $1.5 million from $26 million at December 31, 1998, to $24.5 million at June 30, 1999. Non-mortgage business loans decreased $950 thousand to $23.8 million at June 30, 1999, from $24.8 million at December 31, 1998.

         Investment securities available-for-sale increased from $74.4 million at December 31, 1998, to $77 million at June 30, 1999. There were purchases of $23.1 million of investment securities, all of which were designated as available-for-sale. There were repayments and amortization of $14.3 million of investment securities available-for-sale during the period. There were sales of $5.4 million of investment securities available-for-sale during the six months ended June 30, 1999.

         Investment securities held-to-maturity decreased by $7.5 million to $30.6 million at June 30, 1999, from $38.1 million at December 31, 1998. This decrease resulted from repayments and amortization during the period.

         Other assets increased by $2.8 million from $4.2 million at December 31, 1998, to $7 million at June 30, 1999. Most of the increase was due to an addition to real estate owned of $2.1 million representing nonresidential property. Management is confident of realizing the book value of this property.

         The increase in total assets was funded by an increase in customer deposits of $15.5 million, or 6.7%, to $247.4 million at June 30, 1999 from $231.9 million at December 31, 1998.

RESULTS OF OPERATIONS
---------------------

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



                                                                        Six Months Ended June 30,

                                                            1999                                   1998
                                                  --------------------------------------------------------------------
                                                  Average           Average           Average              Average
                                                  Balance         Yield/Rate          Balance            Yield/Rate
                                                  ----------------------------       ---------------------------------
                                                                              ($ in thousands)

Interest-earning assets
    Loans receivable                                 $ 138,886           9.12%           $ 127,294               9.76%
    Investment securities                              116,802           6.14               95,625               6.21
                                                     ---------           ----            ---------               ----

        Total interest-earning assets                  255,688           7.76              222,919               8.24
                                                     ---------           ----            ---------              -----

Interest-bearing liabilities
    Deposits                                           236,837           4.13              207,071               4.77
    Borrowings                                           8,390           4.98                2,939               5.69
                                                     ---------           ----            ---------              -----

        Total interest-bearing liabilities             245,227           4.16              210,010               4.78
                                                     ---------           ----            ---------              -----

Average dollar difference
between interest-earning assets
and interest-bearing liabilities                        10,461                              12,909
                                                     =========                           =========
Interest rate spread                                                     3.60                                    3.46
                                                                         ====                                    ====
Interest margin                                                          3.77                                    3.74
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



                                                      Six Months Ended
                                                        June 30, 1999
                                               Compared to Six Months Ended
                                                        June 30, 1998
                                        -------------------------------------------
                                         Volume            Rate              Total
                                        --------        ---------           -------
                                                      ($ in thousands)

Interest income
    Loans receivable                      $ 542         $ (425)               $ 117
    Investment securities                   649            (34)                 615
                                          -----         ------                -----

        Total interest income             1,191           (459)                 732
                                          -----         ------                -----
Interest expense
    Deposits                                655           (702)                 (47)
    Borrowings                              126            (12)                 114
                                          -----         ------                -----

        Total interest expense              781           (714)                  67
                                          -----         ------                -----

Net interest income                         410            255                  665
                                          =====         ======                =====


         The Bancorp's net income was $1.5 million for the six months ended June 30, 1999, compared to $1.3 million for the six months ended June 30, 1998, an increase of $180 thousand, or 13.8%. Diluted earnings per share were $0.88 and $0.76 for the six months ended June 30, 1999 and 1998, respectively. The weighted average number of diluted shares of common stock outstanding were 1,684,217 and 1,714,763 for the same periods in 1999 and 1998, respectively.

         The Bancorp's net income was $787 thousand for the three months ended June 30, 1999, compared to $674 thousand for the three months ended June 30, 1998, an increase of $113 thousand, or 16.7%. Diluted earnings per share were $0.47 and $0.39 for the three months ended June 30, 1999 and 1998, respectively. The weighted average number of diluted shares of common stock outstanding were 1,683,300 and 1,720,913 for the same periods in 1999 and 1998, respectively.

         Net interest income before provision for loan losses for the six months ended June 30, 1999 was $4.9 million, an increase of $665 thousand, or 15.8%, from $4.2 million for the six months ended June 30, 1998. The increase resulted primarily from growth in average interest-earning assets, which was partially offset by a decrease in interest margin. Total interest-earning assets in the six months ended June 30, 1999 averaged $255.7 million as compared to $222.9 million for the same period in 1998. For the six months ended June 30, 1999, the interest rate spread was 3.60%, an increase of 14 basis points from 3.46% for the six months ended June 30, 1998. The yield on interest-earning assets for the six months ended June 30, 1999 was 7.76%, a decrease of 48 basis points from the same period last year. The cost of interest-bearing liabilities decreased by 62 basis points to 4.16% for the six months ended June 30, 1999 from 4.78% for the six months ended June 30, 1998.

         Total interest income increased by $732 thousand, or 8%, to $9.9 million for the six months ended June 30, 1999 from $9.2 million for the six months ended June 30, 1998. This increase was due to an increase of $11.6 million in average loans receivable to $138.9 million for the six months ended June 30, 1999 from $127.3 million for the six months ended June 30, 1998, in spite of a decrease in the average yield on loans from 9.76% to 9.12% for the same periods. Average investment securities increased by $21.2 million from $95.6 million in the six months ended June 30, 1998 to $116.8 million in the six months ended June 30, 1999. The yield on average investment securities for the six months ended June 30, 1999 was 6.14%, a decrease of 7 basis points from 6.21% for the six months ended June 30, 1998.

         Total interest expense increased by $67 thousand, or 1.3%, to $5.1 million for the six months ended June 30, 1999 from $5 million for the six months ended June 30, 1998. Customer deposits averaged $236.8 million for the six months ended June 30, 1999, up $29.7 million from $207.1 million for the six months ended June 30, 1998. The average effective rate paid on deposits decreased by 64 basis points to 4.13% in the 1999 period from 4.77% in the 1998 period. Average borrowings were $8.4 million for the six months ended June 30, 1999, an increase of $5.5 million from $2.9 million for the six months ended June 30, 1998. The average effective rate paid on borrowings decreased to 4.98% for the six months ended June 30, 1999 from 5.69% for the same period in 1998.

         The provision for loan losses for the six months ended June 30, 1999 was $670 thousand, as compared to $450 thousand for the six months ended June 30, 1998. The provision for loan losses is a current charge to earnings to increase the allowance for loan losses. The Bancorp has established the allowance for loan losses to absorb the inherent risk in lending after considering an evaluation of the loan portfolio, current economic conditions, changes in the nature and volume of lending, past loan experience and other relevant factors. During the six months ended June 30, 1999, the Bancorp's volume of non-residential mortgage loans has increased, and these loans tend to carry a higher risk classification. The increase in the provision for loan losses reflects the growth in the portfolio of non-residential mortgage loans. It is the opinion of the Bancorp that the allowance for loan losses at June 30, 1999 remains adequate. Although the Bancorp believes that the allowance is adequate, there can be no assurances that additions to such allowance will not be necessary in future periods, which would adversely affect the Bancorp's results of operations. The allowance for loan losses at June 30, 1999 was $2.2 million, or 1.54% of total loans receivable, versus $2.05 million at December 31, 1998, which was 1.52% of total loans receivable.

         During the six months ended June 30, 1999 charge-offs amounted to $718 thousand compared to $405 thousand during the same period last year. These charge-offs were related primarily to non-mortgage business loans and nonresidential mortgage loans. Recoveries amounted to $204 thousand during the six months ended June 30, 1999, most of which was related to one non-residential mortgage loan that was charged off in 1996.

         Other income for the six months ended June 30, 1999 was $1.6 million as compared to $928 thousand for the six months ended June 30, 1998, an increase of $649 thousand, or 70%. Gain on sale of loans increased by $321 thousand from $220 thousand during the six months ended June 30, 1998, to $541 thousand for the six months ended June 30, 1999. This increase was primarily the result of the sale of the guaranteed portion of SBA loans on which gains have been recognized. Fee income increased $110 thousand during the six months ended June 30, 1999, compared to the same period last year, because of more income related to both loans and deposits. Other income increased by $78 thousand during the six months ended June 30, 1999, compared to the same period last year, because of increased gain on sale of investment securities available-for sale. Unrealized gain on the ineffective portion of the interest rate swaps in the amount of $139 thousand was recognized during the six months ended June 30, 1999.

         Other expense increased by $811 thousand, or 28%, to $3.7 million for the six months ended June 30, 1999 from $2.9 million for the six months ended June 30, 1998, primarily because of expenses related to operating three new branches that have been open since April 1998. Employee compensation and benefits increased by $469 thousand, or 34.2%, reflecting normal wage increases for existing personnel and the cost of staffing the three new branches. Expenses for premises and equipment increased by $130 thousand, or 25.1%, primarily because of the new branches. Advertising expense increased by $53 thousand, or 64.7%, primarily because the Bancorp commenced its internet banking promotion.

REGULATORY CAPITAL REQUIREMENTS
-------------------------------

         At June 30, 1999 the Bancorp exceeded all regulatory capital standards, which were as follows:



                                      ACTUAL CAPITAL              REQUIRED CAPITAL               EXCESS CAPTIAL

                                   AMOUNT        RATIO           AMOUNT        RATIO          AMOUNT       RATIO
                                   -------------------           -------------------          ------------------
                                                              (Dollars in thousands)


Leverage capital                 $ 21,824        8.20%         $ 10,644       4.00%         $11,180        4.20%

Tier 1 capital                     21,824       12.86%           10,644       4.00%          11,180        8.86%

Tier 1 and Tier 2 capital          23,947       14.11%           13,581       8.00%          10,366        6.11%




LIQUIDITY
---------

         The Bancorp's primary sources of funds are deposits, loan repayments, proceeds from the sale of loans and investment securities, repayments and maturities of investment securities, and borrowings from the Federal Home Loan Bank of Atlanta under a credit availability in the amount of $45 million. At June 30, 1999, the Bancorp had $9.3 million of unfunded lines of credit and undisbursed construction loan funds of $6.5 million. Approved loan commitments were $11.7 million at June 30, 1999, and the Bancorp had commitments from investors to purchase loans in the amount of $2.5 million. It is anticipated that funding requirements for these commitments can be met from the normal sources of funds.

YEAR 2000
---------

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

         The phases of the Plan which include Renovation, Validation and Implementation were completed by December 31, 1998. The Bank completed upgrading and/or replacements of the entire Bank's branch operating computer systems ahead of schedule. The upgrades and/or replacements of the computers were necessitated by the requirement to perform end-to-end testing with Intrieve, Inc, the Bank's data processing system provider, on November 8, 1998. All Intrieve-related systems passed the Year 2000 performance test. Additionally, the EFT operating systems have been tested to confirm the capability to receive and send account information. EFT systems include the ATM Network and Direct Teller System. Through a partnership with Intrieve, Inc., OnLine Resources Corporation, ("ORCC"), based in McLean, Va., manages Southern OnLine, the bank's remote banking service, with all transactions flowing through the EFT system. ORCC received Year 2000 certification in February 1999. Testing between Intrieve and ORCC was successfully completed in March 1999. Since Intrieve, Inc., is responsible for the major portion of the Bank's Year 2000 Plan, continued focus will be directed throughout 1999. Intrieve is actively addressing all issues associated with this time critical issue. Intrieve has completed the upgrades for its mission critical system for Year 2000 Readiness. Additionally, throughout 1999, Intrieve, Inc., will continue to test and further develop their systems.

         The Bank, as well as Intrieve, Inc., has completed its Year 2000 Contingency Plan. The Bank's Business Resumption and Contingency Planning was reviewed by the Board of Directors at the Bank's July 16, 1999 board meeting. The Business Recovery Plan for Intrieve, Inc. was received by the Bank in June and has been incorporated into its Plan. Intrieve has also updated their Disaster Recovery Plan, which will enable them to continue to provide the Bank with data processing services in the event of a Year 2000 disaster. The Bank has completed its installment of backup generators and will complete all final testing no later than August 31, 1999. The Bank will also continue to prepare the branches for processing in an "off-line mode" through the month of December. This will insure smooth operations with little or no adverse affect on our customers. The Bank has also contracted with Monarch Security to provide each of the Bank branches with a security guard from December 27, 1999 through January 8, 2000. These guards will be on site during regular lobby hours. Additionally, Intrieve, Inc. has implemented two additional services, the first being a special trial balance run on December 25, 1999. This information will prove to be critical if systems communications are affected on the first day of business in the Year 2000. Secondly, Intrieve will provide a communications connectivity test opportunity on January 1, 2000 from 11:00 a.m. to 1:00 p.m. EST. The purpose of this test is to verify transmission functionality before opening the doors for business on January 3, 2000. All branches will participate in this critical test as a means of preventative action.

         As of June 30, 1999, the Bank had incurred approximately $60 thousand of costs to become Year 2000 compliant, and additional costs are not expected to have a significant impact on the results of operations., Intrieve, Inc., the Bank's data processing system provider, has made substantial investments in software and hardware to become Year 2000 compliant. Costs related to these investments have not been passed on to Southern Financial.

         The costs of the project and the date on which the Bank plans to complete the Year 2000 testing are based on management's best estimates. There can be no assurance that these estimates will be achieved and actual results could differ from those plans.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION
--------------------------------------------------

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

         As a result of entering into the swap agreements and purchasing the CMO's, the Bancorp's interest sensitivity as reported in its Form 10K for the year ended December 31, 1998 has changed. The Bancorp's interest rate sensitivity is primarily monitored by management through the use of a model which generates estimates of the change in the Bancorp's market value of portfolio equity ("MVPE") over a range of interest rate scenarios. Such analysis was prepared by a third party for the Bancorp. MVPE is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts using standard industry assumptions about estimated loan prepayment rates, reinvestment rates, and deposit decay rates. The following table sets forth an analysis of the Bancorp's interest rate risk as measured by the estimated change in MVPE resulting from instantaneous and sustained parallel shifts in the yield curve (plus or minus 300 basis points, measured in 100 basis point increments) as of June 30, 1999.


              Sensitivity of Market Value of Portfolio Equity
                           (amounts in thousands)

   Change in     Market Value of Portfolio Equity          Market Value of
 Interest Rates    Amount     $ Change    % Change  Portfolio Equity as a % of
In Basis Points               From Base     From        Total     Portfolio
  (Rate Shock)                              Base       Assets      Equity
                                                                 Book Value
-------------------------------------------------------------------------------

Up 300             26,429      (3,854)    -12.73%       9.73%     120.69%
Up 200             27,812      (2,471)     -8.16%      10.24%     127.01%
Up 100             29,177      (1,106)     -3.65%      10.74%     133.24%
Base               30,283           -       0.00%      11.15%     138.29%
Down 100           31,015         732       2.42%      11.42%     141.63%
Down 200           30,914         631       2.08%      11.38%     141.17%
Down 300           31,018         735       2.43%      11.42%     141.65%

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


                     Sensitivity of Net Interest Income
                          (amounts in thousands)

   Change in           Adjusted Net
 Interest Rates      Interest Income           Net Interest Margin
In Basis Points               % Change                    % Change
  (Rate Shock)     Amount     From Base        Percent    From Base
---------------------------------------        --------------------

Up 300             9,097       0.02%           3.35%       0.00%

Up 200             9,258       1.79%           3.41%       0.06%

Up 100             9,273       1.96%           3.41%       0.06%

Base               9,095       0.00%           3.35%       0.00%

Down 100           8,924      -1.88%           3.29%      -0.06%

Down 200           8,816      -3.07%           3.25%      -0.10%

Down 300           8,934      -1.77%           3.29%      -0.06%



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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The Annual Meeting of Shareholders was held on April 29, 1999 at 2:00 p.m. at the Fauquier Springs Country Club,
       Springs Road, Warrenton, Virginia. The following is a summary of items voted upon at the meeting:

          1. The following Directors were elected to serve three year terms expiring in the year 2002:
                      Virginia Jenkins
                      Michael P. Rucker
                      Alfonso G. Fincchiaro

          2. The following Director was elected to serve a two year term expiring in the year 2001:
                      Fred L. Bollerer

          3. The appointment of KPMG LLP as independent auditors for the year ending December 31, 1999 was approved by the following vote:
             For 1,396,001; Against 21,396; Abstain 18,598

          4. The amendment to the Bancorp's 1993 Stock Option and Incentive Plan was approved by the following vote: For 1,220,728; Against
             184,523; Abstain 30,743.

Item 5.  OTHER INFORMATION

                  Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  Exhibits Required
                  None.

                  Reports on Form 8-K
                  No reports on Form 8-K were filed during the three months ended June 30, 1999.

SOUTHERN FINANCIAL BANCORP, INC.



PART III.  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        SOUTHERN FINANCIAL BANCORP, INC.
                                  (Registrant)



Date     8/13/99                  By:
      ----------                     ------------------------
                                     Georgia S. Derrico
                                     Chairman and
                                     Chief Executive Officer
                                     (Duly Authorized Representative)



Date     8/13/99                  By:
      ----------                     ------------------------
                                     William H. Lagos
                                     Senior Vice President and Controller
                                     Principal Accounting Officer
                                     (Duly Authorized Representative)