Form 10-Q
period 1999-09-30
SOUTHERN FINANCIAL BANCORP INC /VA/
filed 1999-11-15
CIK 914789

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20459


                                    FORM 10-Q


                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



For the Quarter Ended:                                      Commission File No.:
  September 30, 1999                                             0-22836


                        SOUTHERN FINANCIAL BANCORP, INC.

      Virginia                                              54-1779978
------------------------------                       -------------------------
(State or other jurisdiction of                    (IRS Employer Identification
incorporation or organization)                                 Number)


   37 East Main Street
   Warrenton, Virginia                                        20186
------------------------------                      --------------------------
(address of principal executive office)                     (Zip Code)



Registrant's Telephone Number, including area code:  (540) 349-3900



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES   X                        NO _____



As of October 31, 1999, there were 2,656,407 shares of the registrant's Common Stock outstanding.

                        SOUTHERN FINANCIAL BANCORP, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                               SEPTEMBER 30, 1999

                                TABLE OF CONTENTS
                                -----------------


                                                                   Page
PART I.  FINANCIAL INFORMATION                                    Number
------------------------------                                    ------

Item 1.  Financial Statements

    Consolidated Balance Sheets
    as of September 30, 1999 (Unaudited) and
    December 31, 1998                                                 3

    Consolidated Statements of Income for the
    Three and Nine Months Ended September 30, 1999 and 1998
    (Unaudited)                                                       4

    Consolidated Statements of Comprehensive Income
    for the Three and Nine Months Ended September 30, 1999 and
    1998 (Unaudited)                                                  5


    Consolidated Statements of Cash Flows for the
    Nine Months Ended September 30, 1999 and 1998
    (Unaudited)                                                       6


    Notes to Consolidated Financial Statements
    (Unaudited)                                                     7 - 10


Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations              11 - 16

Item 3.  Quantitative and Qualitative Disclosures
                  about Market Risk                                17 - 18


PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings                                            19

Item 2.  Changes in Securities                                        19

Item 3.  Defaults upon Senior Securities                              19

Item 4.  Submission of Matters to a Vote of Security Holders          19

Item 5.  Other Information                                            19

Item 6.  Exhibits and Reports on Form 8-K                             19

PART III.         SIGNATURES                                          20
---------         -----------

SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS



                                                             September 30,
                                                      1999               December 31,
                                                   (Unaudited)              1998
                                                  -------------         ------------
ASSETS

Cash and due from banks                          $   6,280,330     $   5,374,945
Overnight earning deposits                           1,255,541           928,435
Investment securities, available-for-sale           81,821,408        74,438,682
Investment securities, held-to-maturity             28,501,975        38,151,121
Loans held for sale                                    479,000           602,500
Loans receivable, net                              157,213,169       131,645,482
Federal Home Loan Bank stock, at cost                1,500,000         1,082,500
Premises and equipment, net                          2,930,285         2,370,711
Other assets                                         7,731,136         4,248,673
                                                 -------------     -------------

Total assets                                     $ 287,712,844     $ 258,843,049
                                                 =============     =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits                                         $ 236,852,768     $ 231,925,592
Advances from Federal Home Loan Bank                27,000,000         3,500,000
Other liabilities                                    2,525,871         2,494,717
                                                 -------------     -------------

Total liabilities                                  266,378,639       237,920,309
                                                 -------------     -------------
Commitments
Stockholders' equity:
Preferred stock                                            136               136
Common stock                                            16,405            16,331
Capital in excess of par value                      15,724,465        15,648,527
Retained earnings                                    7,157,586         5,469,135
Accumulated other comprehensive income (loss)       (1,093,300)          259,698
Treasury stock, at cost                               (471,087)         (471,087)
                                                 -------------     -------------
Total stockholders' equity                          21,334,205        20,922,740
                                                 -------------     -------------
Total liabilities and stockholders' equity       $ 287,712,844     $ 258,843,049
                                                 =============     =============

The accompanying notes are an intergral part of those financial statements.

SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENTS OF INCOME


                                             Three Months Ended             Nine Months Ended
                                               September 30,                  September 30,
                                            1999           1998           1999           1998
                                         ------------    ----------      ---------    ----------
Interest income:
Loans                                   $ 3,476,608    $ 3,071,959    $ 9,807,464    $ 9,282,779
Investment securities                     1,786,722      1,613,003      5,369,841      4,584,017
                                        -----------    -----------    -----------    -----------
Total interest income                     5,263,330      4,684,962     15,177,305     13,866,796
                                        -----------    -----------    -----------    -----------
Interest expense:

Deposits                                  2,434,147      2,519,203      7,278,452      7,420,245
Borrowings                                  216,966         80,431        424,291        163,538
                                        -----------    -----------    -----------    -----------
Total interest expense                    2,651,113      2,599,634      7,702,743      7,583,783
                                        -----------    -----------    -----------    -----------

Net interest income                       2,612,217      2,085,328      7,474,562      6,283,013
Provision for loan losses                   255,000        225,000        925,000        675,000
                                        -----------    -----------    -----------    -----------

Net interest income after provision
     for loan losses                      2,357,217      1,860,328      6,549,562      5,608,013
                                        -----------    -----------    -----------    -----------
Other income:
Gain on sale of loans                       325,716        266,618        866,484        486,296
Fee income                                  418,452        369,817      1,208,872      1,049,814
Other                                         8,537         31,057        253,688         59,028
                                        -----------    -----------    -----------    -----------
Total other income                          752,705        667,492      2,329,044      1,595,138
                                        -----------    -----------    -----------    -----------
Other expense:
Employee compensation and benefits        1,020,023        740,063      2,860,074      2,111,088
Premises and equipment                      356,112        287,547      1,006,935        807,943
Data processing expense                     210,278        174,989        594,759        523,519
Deposit insurance assessments                34,569         31,818        102,171         92,903
Advertising                                  47,886         43,556        181,920        124,931
Other                                       305,508        293,133        936,803        808,265
                                        -----------    -----------    -----------    -----------

Total other expense                       1,974,376      1,571,106      5,682,662      4,468,649
                                        -----------    -----------    -----------    -----------

Income before income taxes                1,135,546        956,714      3,195,944      2,734,502
Provision for income taxes                  368,800        298,700        944,600        772,200
                                        -----------    -----------    -----------    -----------
Net income                              $   766,746    $   658,014    $ 2,251,344    $ 1,962,302
                                        ===========    ===========    ===========    ===========
Earnings per common share:

Basic                                   $      0.47    $      0.41    $      1.40    $      1.22
Diluted                                        0.46           0.38           1.34           1.14
Weighted average shares outstanding:
Basic                                     1,610,673      1,602,066      1,606,352      1,595,993
Diluted                                   1,685,009      1,717,428      1,684,557      1,715,787

The accompanying notes are an integral part of these financial statements.

SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIATED STATEMENTS OF COMPREHENSIVE INCOME



                                                            Three Months Ended               Nine Months Ended
                                                              September 30,                      September 30,
                                                          1999           1998            1999             1998
                                                       ---------      ---------     -----------      ------------
Net income                                          $   766,746     $   658,014     $ 2,251,344     $ 1,962,302
Other comprehensive income:
Cash flow hedge:
    Unrealized holding gain                             147,176             -           848,321             -
    Reclassification adjustment for net interest
    expense included in net income                        5,824             -            32,979             -
Available-for-sale securities:
    Unrealized holding gain/(loss)                   (2,067,485)        359,577      (2,843,180)        264,215
    Reclassification adjustment for gains
    included in net income                                  -               -           (88,117)            -
                                                    -----------     -----------     -----------     -----------
Other comprehensive income before tax                (1,914,485)        359,577      (2,049,997)        264,215

Income tax expense related to items of other
    comprehensive income                                650,925        (122,256)        696,999         (89,833)
                                                    -----------     -----------     -----------     -----------
Other comprehensive income, net of tax               (1,263,560)        237,321      (1,352,998)        174,382

Comprehensive income                                $  (496,814)    $   895,335     $   898,346     $ 2,136,684
                                                    ===========     ===========     ===========     ===========


The accompanying notes are an integral part of these financial statements

SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                Nine Months Ended
                                                                                   September 30,
                                                                            1999                  1998
                                                                         ----------             ----------
Cash flows from operating activities:
Net Income                                                             $  2,251,344          $  1,962,302
Adjustments to reconcile net income to
net cash provided by operating activities:
    Depreciation and amortization                                           683,424               693,002
    Provision for loan losses                                               925,000               675,000
    Gain on sale of loans                                                  (866,484)             (486,296)
    Gain on sale of securities                                              (88,117)              (22,716)
    Amortization of deferred loan fees                                     (420,792)             (477,552)
    Net change in loans held for sale                                       321,029             1,313,741
    Increase in other assets                                               (240,378)             (925,893)
    Increase in other liabilities                                           238,341             2,235,394
                                                                        -----------          ------------

Net cash provided by operating activities                                 2,803,367             4,966,982
                                                                        -----------          ------------
Cash flows from investing activities:
    (Increase) decrease in loans receivable                             (27,187,813)            1,117,652
    Purchase of investment securities, held-to-maturity                           -            (1,959,970)
    Purchase of investment securities, available-for-sale               (33,464,570)          (50,748,447)
    Sale of investment securities available-for-sale                      5,404,657             6,702,750
    Paydowns of investment securities                                    27,035,189            25,364,188
    Increase in overnight earning deposits, net                            (327,106)           (5,537,128)
    Increase in premises and equipment, net                                (881,135)             (268,011)
    Increase in Federal Home Loan Bank stock                               (417,500)             (152,000)
                                                                        -----------          ------------

Net cash used in investing activities                                   (29,838,278)          (25,480,966)
                                                                        -----------          ------------
Cash flows from financing activities:
    Net increase in deposits                                              4,927,176            24,409,262
    Increase (decrease) in advances from FHLB                            23,500,000            (4,000,000)
    Proceeds from stock options exercised                                    76,013                91,739
    Dividends on preferred and common stock                                (562,893)             (432,842)
                                                                        -----------          ------------

Net cash provided by financing activities                                27,940,296            20,068,159
                                                                        -----------          ------------

Net increase (decrease) in cash and due from banks                          905,385              (445,825)

Cash and due from banks, beginning of period                              5,374,945             4,559,266
                                                                        -----------          ------------

Cash and due from banks, end of period                                 $  6,280,330          $  4,113,441
                                                                        ===========          ============

The accompanying notes are an integral part of these statements

SOUTHERN FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and, therefore, do not include all information or footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for a fair presentation have been included. All adjustments are of a normal recurring nature. The results of operations for the nine-month period ended September 30, 1999 are not necessarily indicative of the results of the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in Southern Financial Bancorp, Inc.'s Annual Report for the year ended December 31, 1998.

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

         Each of the four swap agreements has a notional amount of $5 million, and the Bancorp agreed to pay a rate fixed for the period of the swap and receive 3 month LIBOR. Three of the swaps are for a period of five years and have fixed rates ranging from 5.23% to 5.29%; the fourth swap is for a period of ten years and has a fixed rate of 5.45%. The purpose of all four of these swaps was to hedge the variability of cash flows resulting from changes in interest rates in the Bancorp's floating rate liabilities, specifically the Bancorp's CD's in amounts greater than $90,000, which have maturities of one month to six months. The Bancorp performed a regression analysis using monthly averages of both 3 month LIBOR and the Bancorp's hedged CD's and determined that there was a highly effective correlation. The Bancorp designated CD's that were outstanding on the inception dates of the swaps as being hedged by the swaps, and as the hedged CD's mature, the Bancorp has identified other individual CD's to replace them. During the year ending December 31, 1999, approximately $46 thousand of gains in accumulated other comprehensive income related to the interest rate swaps are expected to be reclassified into interest expense as a yield adjustment of the hedged CD's.

         During the quarter ended September 30, 1999, no portion of the hedge was "ineffective" as the spread between LIBOR (the denomination of the floating rate side of the interest rate swaps) and the Bancorp's CD issuance costs changed only minimally. Since there was no change in the net present value of the favorable variance in the spread for the weighted average remaining life of the interest rate swaps, the Bancorp recognized no income.

NOTE 3 - INVESTMENT SECURITIES

              The following table sets forth the Bancorp's investment securities portfolio as of the dates indicated:


                                                 September 30, 1999                      December 31, 1998
                                            Amortized           Estimated             Aortized           Estimated
                                               Cost             Fair Value             Cost              Fair Value
                                            ---------           ----------           ----------         -----------
Available-for-sale securities:
    FHLMC preferred stock               $         -        $           -          $  3,807,585          $  3,888,524
    FHLMC MBS                             7,752,982            7,741,319            11,996,172            12,005,667
    GNMA MBS                              2,806,022            2,778,575             3,825,601             3,771,448
    FNMA MBS                             16,911,804           16,891,770            29,671,448            29,813,650
    Collaterized mortgage obligations    27,382,895           26,337,408             1,526,527             1,529,095
    Commercial MBS                       24,105,888           23,025,000            18,043,819            18,246,250
    Obligations of counties and
         municipalities                   3,916,909            3,625,447             3,234,489             3,220,498
    Corporate obligations                   990,494              945,482               989,319               992,300
    U.S. Treasury securities                491,056              476,407                     -                     -
    U.S. Government agency obligations            -                    -               949,066               971,250
                                         ----------           ----------            ----------            ----------
                                       $ 84,358,050        $  81,821,408          $ 74,044,026          $ 74,438,682
                                         ==========           ==========            ==========            ==========
Held-to-maturity securities:
    FHLMC MBS                          $  3,064,456        $   3,044,728          $  4,091,316          $  4,070,132
    GNMA MBS                             18,230,059           17,932,645            24,305,052            24,004,669
    FNMA MBS                              5,248,579            5,146,577             6,779,894             6,731,670
    Collateralized mortgage
          obligations                             -                    -             1,015,264             1,013,565
    Obligations of counties
          and municipalities              1,958,881            1,856,911             1,959,595             1,974,308
                                       ------------        -------------          ------------          ------------
                                       $ 28,501,975        $  27,980,861          $ 38,151,121         $  37,794,344
                                       ============         ============          ============         =============

NOTE 4 - LOANS RECEIVABLE

              Loans receivable consist of the following:



                                                           September 30,            December 31,
                                                               1999                    1998
                                                           -------------            ------------
Mortgage:
    Residential                                            $  23,932,826           $  26,046,289
    Nonresidential                                            86,016,842              64,890,406
Construction:
    Residential                                                3,729,809               5,184,844
    Nonresidential                                            11,244,078              11,213,848
Non-Mortgage:
    Business                                                  32,898,923              24,773,003
    Consumer                                                   2,416,957               2,424,602
                                                           -------------           -------------

Total loans receivable                                       160,239,435             134,532,992
Less:
     Deferred loan fees, net                                     764,528                 836,898
     Allowance for loan losses                                 2,261,738               2,050,612
                                                           -------------           -------------
Loans receivable, net                                      $ 157,213,169           $ 131,645,482
                                                           =============           =============


 The following sets forth information regarding the allowance for loan losses:

                                         Nine Months    Nine Months
                                            Ended         Ended
                                         9/30/1999      9/30/1998
                                        ------------   -----------


Allowance at beginning of period       $  2,050,612    $ 2,036,532

Provision for losses charged
    to income                               925,000        675,000
Charge-offs                                (918,686)      (546,610)
Recoveries                                  204,812          7,853
                                       ------------     ----------

Allowance at end of period             $  2,261,738    $ 2,172,775
                                       ============    ===========

NOTE 5 - EARNINGS PER SHARE

            The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of dilutive common stock equivalents.


                                     For the three months ended             For the nine months ended
                        September 30, 1999      September 30, 1998      September 30, 1999      September 30, 1998
                        ------------------      ------------------      ------------------      ------------------
                                      Per                     Per                     Per                     Per
                                     Share                   Share                   Share                   Share
                         Shares      Amount      Shares      Amount      Shares      Amount      Shares      Amount
                        ---------   -------     ---------   -------     -------     -------      -------    -------
Basic EPS              1,610,673     $0.47     1,602,066     $0.41     1,606,352     $1.40     1,595,993     $1.22
                                    =======                 =======                 =======                 ======
Effect of dilutive
  Securities:
    Stock Options         52,361                  93,097                  56,230                  95,568

    Convertible
     Preferred Stock      21,975                  22,265                  21,975                  24,226
                        --------               ---------               ---------               ---------

Diluted EPS            1,685,009     $0.46     1,717,428     $0.38     1,684,557     $1.34     1,715,787     $1.14
                        ========    ======     =========    ======     =========    ======     =========    ======


NOTE 6 - OTHER SIGNIFICANT MATTERS

     On October 1, 1999, Southern Financial Bancorp, Inc. (Southern Financial) merged with the Horizon Bank of Virginia (Horizon). This transaction was accounted for as a pooling-of-interests business combination. Under the terms of the merger agreement, Horizon shareholders received .63 or 1,045,734 shares of Southern Financial Bancorp common stock. Unaudited pro forma consolidated financial information has been filed on Form 8-K of Southern Financial dated October 1, 1999.

SOUTHERN FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS  OF OPERATIONS


FINANCIAL CONDITION
-------------------

         Total assets of Southern Financial Bancorp, Inc. (the "Bancorp") at September 30, 1999 were $287.7 million, an increase of $28.9 million, or 11.2%, from total assets of $258.8 million at December 31, 1998. Total liabilities increased by $28.5 million, or 12%, to $266.4 million at September 30, 1999 from $237.9 million at December 31, 1998. The growth in total assets resulted primarily from an increase of $25.6 million in loans receivable.

         Total loans receivable increased by $25.6 million to $157.2 million at September 30, 1999 from $131.6 million at December 31, 1998, as new loan originations more than offset loan sales and prepayments of residential mortgage loans during the period. In this period the Bancorp sold the guaranteed portion of some of the Small Business Administration (SBA) loans that it held in portfolio. These sales totaled $5.8 million. Non-residential permanent mortgage loans increased by $21.1 million to $86 million at September 30, 1999, from $64.9 million at December 31, 1998. Non-mortgage business loans increased $8.1 million to $32.9 million at September 30, 1999, from $24.8 million at December 31, 1998. Residential construction loans decreased $1.5 million from $5.2 million at December 31, 1998, to $3.7 million at September 30, 1999. Residential permanent mortgage loans decreased $2.1 million from $26 million at December 31, 1998, to $23.9 million at September 30, 1999.

         Investment securities available-for-sale increased from $74.4 million at December 31, 1998, to $81.8 million at September 30, 1999. There were purchases of $33.5 million of investment securities, all of which were designated as available-for-sale. There were repayments and amortization of $17.7 million of investment securities available-for-sale during the period. There were sales of $5.4 million of investment securities available-for-sale during the nine months ended September 30, 1999.

         Investment securities held-to-maturity decreased by $9.6 million to $28.5 million at September 30, 1999, from $38.1 million at December 31, 1998. This decrease resulted from repayments and amortization during the period.

         Other assets increased by $3.5 million from $4.2 million at December 31, 1998, to $7.7 million at September 30, 1999. Most of the increase was due to an addition to real estate owned of $2.1 million representing nonresidential property. Management is confident of realizing the book value of this property.

         The increase in total assets was funded by an increase of $23.5 million in advances from the Federal Home Loan Bank of Atlanta. Customer deposits increased $4.9 million, or 2.1%, to $236.8 million at September 30, 1999 from $231.9 million at December 31, 1998.

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

                                          Nine Months Ended September 30,
                                        1999                            1998
                                 -----------------------------------------------
                                 Average    Average          Average    Average
                                 Balance    Yield/Rate      Balance   Yield/Rate
                                 ----------------------    ---------------------
                                                  ($ in thousands)
Interest-earning assets
  Loans receivable              $143,165        9.13 %      $127,689      9.72 %
  Investment securities          116,839        6.13         100,569      6.08
                                --------       -----        --------     -----
    Total interest-earning
         assets                  260,004        7.78         228,258      8.12
                                --------       -----        --------     -----
Interest-bearing liabilities
  Deposits                       237,095        4.10         210,253      4.72
  Borrowings                      10,458        5.35           3,807      5.68
                                --------       -----        --------     -----

    Total interest-bearing
         liabilities             247,553        4.15         214,060      4.74
                                --------       -----        --------     -----
Average dollar difference
between interest-earning assets
and interest-bearing
         liabilities              12,451                      14,198
                                ========                    ========
Interest rate spread                            3.63                      3.38
                                               =====                     =====
Interest margin                                 3.83                      3.67
                                               =====                     =====


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


                                                    Nine Months Ended
                                                   September 30, 1999
                                             Compared to Nine Months Ended
                                                   September 30, 1998
                                       -----------------------------------------
                                         Volume            Rate           Total
                                       --------       ---------        --------
                                                     ($ in thousands)
Interest income
    Loans receivable                   $  1,102        $  (578)          $  524
    Investment securities                   748             38              786
                                       --------       --------          --------
        Total interest income             1,850           (540)           1,310
                                       --------       --------          --------
Interest expense
    Deposits                                891         (1,033)            (142)
    Borrowings                              271            (11)             260
                                       --------       --------          --------
        Total interest expense            1,162         (1,044)             118
                                       --------       --------          --------
Net interest income                         688            504            1,192
                                       ========       ========          ========

         The Bancorp's net income was $2.3 million for the nine months ended September 30, 1999, compared to $2 million for the nine months ended September 30, 1998, an increase of $289 thousand, or 14.7%. Diluted earnings per share were $1.34 and $1.14 for the nine months ended September 30, 1999 and 1998, respectively. The weighted average number of diluted shares of common stock outstanding were 1,684,557 and 1,715,787 for the same periods in 1999 and 1998, respectively.

         The Bancorp's net income was $767 thousand for the three months ended September 30, 1999, compared to $658 thousand for the three months ended September 30, 1998, an increase of $109 thousand, or 16.5%. Diluted earnings per share were $0.46 and $0.38 for the three months ended September 30, 1999 and 1998, respectively. The weighted average number of diluted shares of common stock outstanding were 1,685,009 and 1,717,428 for the same periods in 1999 and 1998, respectively.

         Net interest income before provision for loan losses for the nine months ended September 30, 1999 was $7.5 million, an increase of $1.2 million, or 19%, from $6.3 million for the nine months ended September 30, 1998. The increase resulted primarily from growth in average interest-earning assets, as well as an increase in interest margin. Total interest-earning assets in the nine months ended September 30, 1999 averaged $260 million as compared to $228.3 million for the same period in 1998. For the nine months ended September 30, 1999, the interest rate spread was 3.63%, an increase of 25 basis points from 3.38% for the nine months ended September 30, 1998. The yield on interest-earning assets for the nine months ended September 30, 1999 was 7.78%, a decrease of 34 basis points from the same period last year. The cost of interest-bearing liabilities decreased by 59 basis points to 4.15% for the nine months ended September 30, 1999 from 4.74% for the nine months ended September 30, 1998.

         Net interest income before provision for loan losses for the three months ended September 30, 1999 was $2.6 million, an increase of $527 thousand from $2.1 million for the three months ended September 30, 1998. The increase resulted primarily from growth in average interest-earning assets, as well as an increase in interest margin. Total interest-earning assets in the three months ended September 30, 1999 averaged $266.5 million as compared to $237.7 million for the same period in 1998. For the three months ended September 30, 1999, the interest rate spread was 3.74%, an increase of 50 basis points from 3.24% for the three months ended September 30, 1998. The yield on interest-earning assets for the three months ended September 30, 1999 was 7.90%, an increase of one basis point from the same period last year. The cost of interest-bearing liabilities decreased by 49 basis points to 4.16% for the quarter ended September 30, 1999 from 4.65% for the three months ended September 30, 1998.

         Total interest income increased by $1.3 million, or 9.5%, to $15.2 million for the nine months ended September 30, 1999 from $13.9 million for the nine months ended September 30, 1998. This increase was due to an increase of $15.5 million in average loans receivable to $143.2 million for the nine months ended September 30, 1999 from $127.7 million for the nine months ended September 30, 1998, in spite of a decrease in the average yield on loans from 9.72% to 9.13% for the same periods. Average investment securities increased by $16.3 million from $100.1 million in the nine months ended September 30, 1998 to $116.8 million in the nine months ended September 30, 1999. The yield on average investment securities for the nine months ended September 30, 1999 was 6.13%, an increase of five basis points from 6.08% for the nine months ended September 30, 1998.

         Total interest income increased by $578 thousand to $5.3 million for the quarter ended September 30, 1999 from $4.7 million for the three months ended September 30, 1998. This increase was due to an increase of $22.6 million in average loans receivable to $150.5 million for the three months ended September 30, 1999 from $127.9 million for the three months ended September 30, 1998, in spite of a decrease in the average yield on loans from 9.61% to 9.24% for the same periods. Average investment securities increased by $6.2 million from $109.8 million in the three months ended September 30, 1998 to $116.1 million in the three months ended September 30, 1999. The yield on average investment securities for the quarter ended September 30, 1999 was 6.16%, an increase of 28 basis points from 5.88% for the three months ended September 30, 1998.

         Total interest expense increased by $119 thousand, or 1.9%, to $7.7 million for the nine months ended September 30, 1999 from $7.6 million for the nine months ended September 30, 1998. Customer deposits averaged $237.1 million for the nine months ended September 30, 1999, up $26.8 million from $210.3 million for the nine months ended September 30, 1998. The average effective rate paid on deposits decreased by 62 basis points to 4.10% in the 1999 period from 4.72% in the 1998 period. Average borrowings were $10.5 million for the nine months ended September 30, 1999, an increase of $6.7 million from $3.8 million for the nine months ended September 30, 1998. The average effective rate paid on borrowings decreased to 5.35% for the nine months ended September 30, 1999 from 5.68% for the same period in 1998.

         Total interest expense increased by $51 thousand to $2.7 million for the three months ended September 30, 1999 from $2.6 million for the quarter ended September 30, 1998. Customer deposits averaged $237.6 million for the three months ended September 30, 1999, up $21.1 million from $216.5 million for the three months ended September 30, 1998. The average effective rate paid on deposits decreased by 56 basis points to 4.06% in the 1999 period from 4.62% in the 1998 period. Average borrowings were $14.5 million for the quarter ended September 30, 1999, an increase of $9 million from $5.5 million for the three months ended September 30, 1998. The average effective rate paid on borrowings increased to 5.85% for the three months ended September 30, 1999 from 5.75% for the same period in 1998.

         The provision for loan losses for the nine months ended September 30, 1999 was $925 thousand, as compared to $675 thousand for the nine months ended September 30, 1998. The provision for loan losses is a current charge to earnings to increase the allowance for loan losses. The Bancorp has established the allowance for loan losses to absorb the inherent risk in lending after considering an evaluation of the loan portfolio, current economic conditions, changes in the nature and volume of lending, past loan experience and other relevant factors. During the nine months ended September 30, 1999, the Bancorp's volume of non-residential mortgage loans and non-mortgage business loans has increased, and these loans tend to carry a higher risk classification. The increase in the provision for loan losses reflects the growth in the portfolio of non-residential mortgage loans and business loans. It is the opinion of the Bancorp that the allowance for loan losses at September 30, 1999 remains adequate. Although the Bancorp believes that the allowance is adequate, there can be no assurances that additions to such allowance will not be necessary in future periods, which would adversely affect the Bancorp's results of operations. The allowance for loan losses at September 30, 1999 was $2.3 million, or 1.41% of total loans receivable, versus $2.05 million at December 31, 1998, which was 1.52% of total loans receivable.

         During the nine months ended September 30, 1999 charge-offs amounted to $919 thousand compared to $547 thousand during the same period last year. These charge-offs were related primarily to non-mortgage business loans and nonresidential mortgage loans. Recoveries amounted to $205 thousand during the nine months ended September 30, 1999, most of which was related to one non-residential mortgage loan that was charged off in 1996.

         Other income for the nine months ended September 30, 1999 was $2.3 million as compared to $1.6 million for the nine months ended September 30, 1998, an increase of $734 thousand, or 46%. Gain on sale of loans increased by $380 thousand from $486 thousand during the nine months ended September 30, 1998, to $866 thousand for the nine months ended September 30, 1999. This increase was primarily the result of the sale of the guaranteed portion of SBA loans on which gains have been recognized. Fee income increased $159 thousand during the nine months ended September 30, 1999, compared to the same period last year, because of more income related to both loans and deposits. Other income increased by $195 thousand during the nine months ended September 30, 1999, compared to the same period last year. This increase resulted from an increase of $65 thousand in realized gain on the sale of investment securities available-for sale and the unrealized gain on the ineffective portion of the interest rate swaps in the amount of $139 thousand.

         Other expense increased by $1.2 million, or 27%, to $5.7 million for the nine months ended September 30, 1999 from $4.5 million for the nine months ended September 30, 1998, primarily because of expenses related to operating three new branches that have been open since April 1998. Employee compensation and benefits increased by $749 thousand, or 35.5%, reflecting normal wage increases for existing personnel and the cost of staffing the three new branches. Expenses for premises and equipment increased by $199 thousand, or 24.6%, primarily because of the new branches. Advertising expense increased by $57 thousand, or 45.6%, primarily because the Bancorp commenced its internet banking promotion.

         Other expense increased by $403 thousand, or 26%, to $2 million for the three months ended September 30, 1999 from $1.6 million for the quarter ended September 30, 1998, primarily for the same reasons described in the previous discussion of the nine-month period.

REGULATORY CAPITAL REQUIREMENTS
-------------------------------

         At September 30, 1999 the Bancorp exceeded all regulatory capital standards, which were as follows:


                             ACTUAL CAPITAL        REQUIRED CAPITAL          EXCESS CAPTIAL
                           AMOUNT        RATIO     AMOUNT        RATIO     AMOUNT       RATIO
                           -------------------     -------------------     ------------------
                                                   (Dollars in thousands)
Leverage capital          $ 22,395       8.13%  $  11,015        4.00%    $ 11,380      4.13%
  (to average assets)
Tier 1 capital              22,395      11.86%      7,554        4.00%      14,841      7.86%
  (to risk-weighted assets)
Tier 1 and Tier 2 capital   24,657      13.06%     15,109        8.00%       9,548      5.06%
  (to risk-weighted assets)

LIQUIDITY
---------

         The Bancorp's primary sources of funds are deposits, loan repayments, proceeds from the sale of loans and investment securities, repayments and maturities of investment securities, and borrowings from the Federal Home Loan Bank of Atlanta under a credit availability in the amount of $45 million. At September 30, 1999, the Bancorp had $9.4 million of unfunded lines of credit and undisbursed construction loan funds of $5.4 million. Approved loan commitments were $14.7 million at September 30, 1999, and the Bancorp had commitments from investors to purchase loans in the amount of $520 thousand. It is anticipated that funding requirements for these commitments can be met from the normal sources of funds.

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

         The phases of the Plan which include Renovation, Validation and Implementation were completed by December 31, 1998. The Bank completed upgrading and/or replacements of the entire Bank's branch operating computer systems ahead of schedule. The upgrades and/or replacements of the computers were necessitated by the requirement to perform end-to-end testing with Intrieve, Inc, the Bank's data processing system provider, on November 8, 1998. All Intrieve-related systems passed the Year 2000 performance test. Additionally, the EFT operating systems have been tested to confirm the capability to receive and send account information. EFT systems include the ATM Network and Direct Teller System. Through a partnership with Intrieve, Inc., OnLine Resources Corporation, ("ORCC"), based in McLean, Va., manages Southern OnLine, the bank's remote banking service, with all transactions flowing through the EFT system. ORCC received Year 2000 certification in February 1999. Testing between Intrieve and ORCC was successfully completed in March 1999. Since Intrieve, Inc. is responsible for the major portion of the Bank's Year 2000 Plan, continued focus will be directed throughout 1999. Intrieve is actively addressing all issues associated with this time critical issue. Intrieve has completed the upgrades for its mission critical system for Year 2000 Readiness. Additionally, throughout 1999, Intrieve, Inc., will continue to test and further develop their systems.

         The Bank, as well as Intrieve, Inc., has completed its Year 2000 Contingency Plan. The Bank's Business Resumption and Contingency Planning was reviewed by the Board of Directors at the Bank's July 16, 1999 board meeting. The Business Recovery Plan for Intrieve, Inc. was received by the Bank in June and has been incorporated into its Plan. Intrieve has also updated their Disaster Recovery Plan, which will enable them to continue to provide the Bank with data processing services in the event of a Year 2000 disaster. The Bank has completed its installation of backup generators and all final testing was successful. The Bank will also continue to prepare the branches for processing in an "off-line mode" through the month of December. Intrieve conducted a final end-to-end test on October 24, 1999, which was successful. This will insure smooth operations with little or no adverse affect on our customers. The Bank has also contracted with Monarch Security to provide each of the Bank branches with a security guard from December 27, 1999 through January 8, 2000. These guards will be on site during regular lobby hours. Additionally, Intrieve, Inc. has implemented two additional services, the first being a special trial balance run on December 25, 1999. This information will prove to be critical if systems communications are affected on the first day of business in the Year 2000. Secondly, Intrieve will provide a communications connectivity test opportunity on January 1, 2000 from 11:00 a.m. to 1:00 p.m. EST. The purpose of this test is to verify transmission functionality before opening the doors for business on January 3, 2000. All branches will participate in this critical test as a means of preventative action.

         As of September 30, 1999, the Bank had incurred approximately $60 thousand of costs to become Year 2000 compliant, and additional costs are not expected to have a significant impact on the results of operations., Intrieve, Inc., the Bank's data processing system provider, has made substantial investments in software and hardware to become Year 2000 compliant. Costs related to these investments have not been passed on to Southern Financial.

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

         As a result of entering into the swap agreements and purchasing the CMO's, the Bancorp's interest sensitivity as reported in its Form 10K for the year ended December 31, 1998 has changed. The Bancorp's interest rate sensitivity is primarily monitored by management through the use of a model which generates estimates of the change in the Bancorp's market value of portfolio equity ("MVPE") over a range of interest rate scenarios. Such analysis was prepared by a third party for the Bancorp. MVPE is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts using standard industry assumptions about estimated loan prepayment rates, reinvestment rates, and deposit decay rates. The following table sets forth an analysis of the Bancorp's interest rate risk as measured by the estimated change in MVPE resulting from instantaneous and sustained parallel shifts in the yield curve (plus or minus 300 basis points, measured in 100 basis point increments) as of September 30, 1999.



                   Sensitivity of Market Value of Portfolio Equity
                             (amounts in thousands)

   Change in        Market Value of Portfolio Equity                Market Value of
 Interest Rates    Amount      $ Change      % Change           Portfolio Equity as a % of
In Basis Points                From Base      From                 Total       Portfolio
  (Rate Shock)                                 Base                Assets      Equity
                                                                               Book Value
-------------------------------------------------------------------------------------------
Up 300            22,785       (6,519)         -21.52%              7.42%       107.09%
Up 200            25,119       (4,185)         -13.82%              8.73%       118.34%
Up 100            27,369       (1,935)          -6.39%              9.52%       128.43%
Base              29,304            -            0.00%             10.19%       138.05%
Down 100          31,135        1,831            2.81%             10.83%       146.68%
Down 200          32,731        3,427           11.32%             11.38%       154.20%
Down 300          34,892        5,588           18.45%             12.13%       164.38%


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

                        Sensitivity of Net Interest Income
                             (amounts in thousands)

   Change in           Adjusted Net
 Interest Rates      Interest Income                     Net Interest Margin
In Basis Points               % Change                              % Change
  (Rate Shock)     Amount     From Base                  Percent    From Base
--------------------------------------------------------------------------------
Up 300             8,837        -9.10%                    3.07%       -9.17%
Up 200             9,249        -4.87%                    3.22%       -4.73%
Up 100             9,616        -1.09%                    3.34%       -1.18%
Base               9,722         0.00%                    3.38%        0.00%
Down 100           9,821         1.02%                    3.41%        0.89%
Down 200           9,986         2.72%                    3.47%        2.66%
Down 300          10,273         5.67%                    3.57%        5.62%


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

SOUTHERN FINANCIAL BANCORP, INC.



PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
         -----------------

                  Not applicable

Item 2.  CHANGES IN SECURITIES
         ---------------------
                  Not applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------
                  Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------
                  Not applicable.

Item 5.  OTHER INFORMATION
         -----------------
                  Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         --------------------------------
                  Exhibits Required
                  None.

                  Reports on Form 8-K
                  No reports on Form 8-K were filed during the three months ended September 30, 1999.

SOUTHERN FINANCIAL BANCORP, INC.



PART III.  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              SOUTHERN FINANCIAL BANCORP, INC.
                                              --------------------------------
                                                       (Registrant)



Date     11/15/99                          By:
      --------------                          --------------------------------
                                               Georgia S. Derrico
                                               Chairman and
                                               Chief Executive Officer
                                              (Duly Authorized Representative)



Date     11/15/99                          By:
      --------------                          --------------------------------
                                              William H. Lagos
                                              Senior Vice President
                                                 and Controller
                                              Principal Accounting Officer
                                             (Duly Authorized Representative)