Form 10-K
period 1999-12-31
SOUTHERN FINANCIAL BANCORP INC /VA/
filed 2000-03-30
CIK 914789

                    U.S. Securities and Exchange Commission
                            Washington, D. C. 20549


                                   FORM 10-K

[X]   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                                      OR

[_]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
                 For the transition period from ___________ to


                   For the year ended:  Commission File No.:
                   December 31, 1999            0-22836


                       SOUTHERN FINANCIAL BANCORP, INC.
                       --------------------------------
            (Exact name of registrant as specified in its charter)

                    Virginia                              54-1779978
       -----------------------------                      ----------
      (State or other jurisdiction                    (I.R.S. Employer or
    of incorporation or organization)                Identification Number)

          37 East Main Street, Warrenton, Virginia              20186
          -----------------------------------------------------------
               (Address of principal executive office)(Zip Code)

                                (540) 349-3900
                                --------------
             (Registrant's telephone number, including area code)

       Securities Registered Pursuant to Section 12(b) of the Act:  None

         Securities Registered Pursuant to Section 12 (g) of the Act:

                    Common Stock, par value $0.01 per share
                    ---------------------------------------
                               (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                      Yes   X                    No _____
                          -----

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not considered herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the Common Stock held by non-affiliates of the registrant computed by reference to the last reported bid price of such stock as of February 24, 2000 was $35,127,164 (2,128,919 shares @ $16.50 per share). For purposes of this computation, it is assumed that directors, executive officers and persons beneficially owning more than 5% of the Common Stock of the registrant are affiliates. As of February 24, 2000, there were 2,666,196 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

   I. Portions of the Annual Report to Stockholders for the Year Ended December 31, 1999 are incorporated by reference into certain items of Parts I. and II.

   II. Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 2000 are incorporated by reference into certain items of Part III.

Part I.
-------

Item 1. Business
----------------

General

     Southern Financial Bancorp, Inc. (Southern Financial) is incorporated in Virginia. On December 1, 1995, Southern Financial acquired all of the outstanding shares of Southern Financial Bank. Southern Financial Bank, formerly Southern Financial Federal Savings Bank, converted from a savings bank to a state chartered commercial bank effective December 1, 1995. The only material activity of Southern Financial is to own and control all of the capital stock of Southern Financial Bank. References to Southern Financial include the activities of Southern Financial Bank.

     On October 1, 1999, Southern Financial completed its merger with the Horizon Bank of Virginia ("Horizon"). The merger qualified as a tax-free exchange and was accounted for as a pooling of interests. Southern Financial issued 0.63 shares of its common stock for each share of Horizon stock outstanding. A total of 1,045,523 shares (after adjustment for fractional shares) of Southern Financial's common stock was issued as a result of the merger. All financial statements and amounts have been restated due to the merger.

     Headquartered in Warrenton, Virginia, Southern Financial serves the retail and commercial financial market as a deposit and loan specialist from 17 full service offices located in Warrenton, Herndon, Middleburg, Winchester, Leesburg, Fairfax, Sterling, Woodbridge, Manassas and Fredericksburg, Virginia. Southern Financial's defined market area forms a semi-circle to the west of the metropolitan Washington, D.C. area roughly centered on Warrenton. The counties included in the defined market area where Southern Financial currently operates branches include: Loudoun, Fauquier, Fairfax, Frederick and Prince William and the cities of Fredericksburg and Winchester. Other counties in the defined market area include: Spotsylvania, Culpeper, Rappahanock, Clarke and the three counties in the West Virginia panhandle.

     The inner ring of the semi-circle that comprises Southern Financial's market area is the bedroom community for the close-in greater metropolitan Washington commercial centers that have grown up in northern Virginia in the past 30 years. As the economy of the metropolitan Washington area has diversified away from its concentration in government and government-related employment, the Dulles corridor has developed into a major center for communication and high-tech activities. In the process, Reston, Herndon, Tysons Corner and Fairfax have become important employment centers in their own right much as Stamford, Connecticut and White Plains, New York have done outside Manhattan. As a consequence, the commutable radius has pushed west out to Loudoun and Fauquier Counties and south and southwest to Stafford, Spotsylvania and Prince William Counties. The branch locations in these areas situate Southern Financial to take advantage of the rapid economic growth of these communities.

     The principal business of Southern Financial is the acquisition of deposits from the general public through its home and branch offices and use of these deposits to fund its loan and investment portfolios. Southern Financial seeks to be a full service community bank which provides a wide variety of financial services to its middle market corporate clients as well as to its retail clients. Southern Financial is an active commercial lender that often lends in conjunction with the Small Business Administration 7(a) and 504 loan programs. In addition, Southern Financial is an active residential construction lender and offers its retail clients permanent residential mortgage loan alternatives. Southern Financial also invests funds in mortgage-backed securities, securities issued by agencies of the Federal Government, obligations of counties and municipalities and corporate obligations.

     The principal sources of funds for Southern Financial's lending and investment activities are deposits, amortization and repayment of loans, proceeds from the sales of loans, prepayments from mortgage-backed securities, repayments of maturing investment securities, Federal Home Loan Bank advances and other borrowed money.

     Principal sources of revenue are interest and fees on loans and investment securities and gains from the sale of loans, as well as fee income derived from the maintenance of deposit accounts. Southern Financial's principal expenses include interest paid on deposits and advances from the Federal Home Loan Bank and other borrowings, and operating expenses.

Lending Activities

     Our lending focus and the composition of our loan portfolio have changed dramatically since June 30, 1995. The growth of our loan portfolio and the change in its composition reflects our growth strategy and the conversion of Southern Financial Bank from a savings association to a commercial bank. On December 31, 1995, residential mortgage loans represented 32% of gross loans. By December 31, 1999, residential mortgage loans had declined to 20% of gross loans. In contrast, commercial business loans and non-residential mortgage loans were 15% and 32%, respectively, of gross loans at December 31, 1995. By December 31, 1999 they had grown to 23% and 47%, respectively, of gross loans.

     Today, the principal lending activity of Southern Financial is the origination of commercial mortgage and non-mortgage loans to small and medium-sized businesses, including loans through various lending programs of the Small Business Administration. Southern Financial is a Preferred Lender in the Richmond District of Small Business Administration and a Certified Lender in the Washington, D.C. District of Small Business Administration.

     Southern Financial also makes residential mortgage loans, consumer loans and construction loans.

Commercial Real Estate Lending

          At December 31, 1999, commercial real estate loans totaled $118.1 million, of which $109.9 million were permanent loans and $8.3 million were construction loans. Of Southern Financial's permanent commercial real estate loans, $52.2 million were made under the Small Business Administration 7(a) and 504 loan programs. The Small Business Administration 7(a) and 504 loan programs are economic development programs. The Small Business Administration in cooperation with banks and other lending institutions, finances the expansion of small businesses.

     The 504 loan program is used to finance long-term fixed assets, primarily real estate and large/heavy equipment. The 504 loan program is an economic development program designed to create new jobs or retain existing jobs. The credit structure of the 504 loan program gives borrowers access to 90% financing for the project. Fifty percent is provided by the financial institution in the form of a first lien position. Forty percent is provided by the certified development company with a second lien position. The borrower provides the remaining 10% of the funds required for the project. Of Southern Financial's $109.9 million in permanent commercial real estate loans at December 31, 1999, $49 million were 504 loans. During the year ended December 31, 1999, Southern Financial originated $6.4 million in loans under the 504 loan program.

     Small Business Administration 7(a) loans may be used for the purchase of real estate, construction, renovation or leasehold improvements, as well as machinery, equipment, furniture, fixtures, inventory, and in some instances, working capital and debt refinancing. Start-up businesses are eligible. The Small Business Administration guarantees up to 80% of the loan balance under the 7(a) program. At December 31, 1999, Southern Financial had $3.2 million in Small Business Administration 7(a) permanent commercial real estate loans.

     Southern Financial also offers an extensive array of commercial real estate loans outside of Small Business Administration programs. These loans, which totaled $57.6 million at December 31, 1999, serve both the investor and owner occupied facility market. These loans are secured by real estate with loan-to-values averaging less than 70%.

     Southern Financial is involved in financing the construction phase of small business projects prior to the project being approved by the Small Business Administration. To a lesser extent, Southern Financial also provides commercial construction financing for projects outside of the Small Business Administration programs.

Commercial Business Lending

     In general, commercial business loans involve somewhat more credit risk than do residential mortgage loans and real estate backed commercial loans and, therefore, usually yield a higher return to Southern Financial. The increased credit risk for commercial business loans is due to the type of collateral securing these loans. The increased risk also derives from the expectation that commercial loans generally will be serviced principally from the business operations conducted, and such operations may not be successful and, hence, may lead to default on the loan. Historical trends have shown these types of loans to have higher delinquencies than mortgage loans. Therefore, Southern Financial utilizes the Small Business Administration 7(a) loan program to reduce the inherent risk associated with this type of lending. At December 31, 1999, Southern Financial had $54.2 million in commercial business loans, which represent 23% of Southern Financial's total loans receivable. Of our $54.2 million in commercial business loans, 26% are Small Business Administration 7(a) loans. During the year ended December 31, 1999, Southern Financial originated and closed $13.9 million in loans under the Small Business Administration 7(a) loan program and sold $9.1 million on the secondary market.

Residential Lending

     Southern Financial makes fixed and adjustable rate, first mortgage loans with terms up to 30 years. It offers second mortgages in conjunction with its own first mortgages or those of other lenders. Southern Financial makes construction loans and permanent loans on individual single family residences and on other residential properties. Construction loans generally have interest rates of prime plus one to two percent and fees of one to three points, loan-to-value ratios of 80% or less based on current appraisals and terms of generally nine months or less. In the case of conventional loans, Southern Financial typically lends up to 80% of the appraised value of single-family residences. Southern Financial requires private mortgage insurance for loans exceeding 80% of the appraised value.

     Residential mortgage loans are secured by single-family homes. At December 31, 1999, loans secured by residential property, both permanent and construction, totaled $56.5 million, which represented approximately 24% of total loans receivable. Approximately 20% of the total loans receivable consisted of loans secured by permanent mortgages on one-to-four family residential property.

Consumer Lending

     Southern Financial offers various types of secured and unsecured consumer loans. These loans are offered as a convenience to its customer base since these products are not the focus of Southern Financial's lending activities. At December 31, 1999, Southern Financial had $10 million in consumer loans which represents 4% of the total loans receivable.

Income from Lending Activities

     Interest on loans, gains on sale of loans, and loan fees and service charges amounted to approximately 66% of Southern Financial's total revenue for the year ended December 31, 1999. Income from loan origination fees and other fees are sources of income which vary with the volume and type of loans and commitments made and with competitive and economic conditions.

Loan Portfolio Composition

     The following table sets forth the composition of the Bancorp's loan portfolio during the periods indicated:

                                                                             At December 31,
                                        1999                 1998                1997                1996                1995
                                Amount      Percent    Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent
                             -------------------------------------------------------------------------------------------------------
                                                                          (amounts in thousands)
Mortgage:
  Residential                $   48,604        20%  $  54,822       26%   $ 61,328      29%   $  59,986     33%   $  54,000     32%
  Nonresidential                109,871        47%     85,124       41%     74,104      36%      64,848     37%      54,696     32%
Construction:
     Residential                  7,853         3%      6,949        3%      8,766       4%       8,037      4%       9,248      6%
     Nonresidential               8,270         3%     11,214        5%     13,865       7%       8,090      4%      11,029      7%
                             ------------------------------------------------------------------------------------------------------
        Total Mortgage          174,598        73%    158,109       75%    158,063      76%     140,961     78%     128,973     77%
                             ------------------------------------------------------------------------------------------------------
Nonmortgage:
  Business                       54,175        23%     40,814       20%     36,578      18%      27,794     15%      25,646     15%
  Consumer                        9,995         4%     11,559        5%     13,524       6%      12,555      7%      13,220      8%
                             -------------------------------------------------------------------------------------------------------
 Total Nonmortgage               64,170        27%     52,373       25%     50,102      24%      40,349     22%      38,866     23%
                             -------------------------------------------------------------------------------------------------------

Gross Loans                     238,768       100%    210,482      100%    208,165     100%     181,310    100%     167,839    100%

Less:
    Deferred Fees                 1,230                 1,065                  862                  674                 620
    Allowance for Loan
     Losses                       3,452                 3,062                2,743                2,374               2,041
                             ----------             ---------             --------            ---------           ---------
Total Loans Receivable, Net  $  234,086             $ 206,355             $204,560            $ 178,262           $ 165,178
                             ==========             =========             ========            =========           =========

     The following table sets forth the scheduled maturity of selected loans as of December 31, 1999:

                                                        Over 1 Year
                                                       Through 5 Years                       Over 5 years

                             One Year            Fixed              Floating            Fixed            Floating
                             or Less              Rate                Rate               Rate              Rate           Total
                          -------------      -------------        ------------       ------------      ------------   ------------
                                                                 (amounts in thousands)
Construction:
   Residential             $    7,853         $        -           $       -          $       -         $       -      $    7,853
   Nonresidential               8,270                  -                   -                  -                 -           8,270
Business                       21,885             12,978               3,526             10,319             5,467          54,175
                           ----------         ----------           ---------          ---------         ---------      ----------
      Total                $   38,008         $   12,978           $   3,526          $  10,319         $   5,467      $   70,298
                           ==========         ==========           =========          =========         =========      ==========

Loan Underwriting Policies

     Because future loan losses are so closely intertwined with its associated underwriting policy, Southern Financial has instituted what it believes is a stringent loan underwriting policy. Its underwriting guidelines are tailored for particular credit types, including lines of credit, revolving credit facilities, demand loans, term loans, equipment loans, real estate loans, Small Business Administration loans, stand-by letters of credit and unsecured loans.

     More specifically, it is Southern Financial's policy to encourage all loan applicants for sound and lawful purposes, regardless of race, religion or creed. Extensions of credit will be made if the criteria of creditworthiness, likelihood of repayment and proximity to market areas served indicate that such extensions of credit will provide acceptable profitability to the Bancorp.

     Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. All property valuations are performed by independent outside appraisers who are reviewed by the Executive Vice President of Risk Management who reports his findings annually to Southern Financial's Credit Committee.

     It is Southern Financial's policy to retain a mortgage creating a valid lien on real estate and to obtain a title insurance policy that insures the property is free of encumbrances. Also required from the borrower is hazard insurance, and flood insurance is required if the property is in a flood plain as designated by the Department of Housing and Urban Development. Most borrowers are also required to advance funds on a monthly basis from which Southern Financial makes disbursements for items such as real estate taxes, private mortgage insurance and hazard insurance.

     The aggregate amount of loans that Southern Financial may make to one borrower is limited to 15% of Southern Financial's unimpaired capital and surplus. The maximum amount of loans that Southern Financial could have made to one borrower as of December 31, 1999 was approximately $4.3 million based on 15% of its unimpaired capital and surplus. As of December 31, 1999, the largest aggregate amount of such loans by Southern Financial to any one borrower was $3.5 million.

     Interest rates charged by Southern Financial are affected primarily by competitive market factors. These factors include general economic conditions, monetary policies of the Federal Reserve Bank, legislative tax policies and government budgetary matters.

     The Credit Committee of the Board, which consists of three outside members of the board of directors and the Chief Executive Officer, is responsible for the qualitative review of the loan portfolio and for assuring compliance with all of the board's policies and procedures as well as all applicable state and federal laws, rules and regulations.

     Southern Financial has a standing credit committee comprised of officers, in which the members have defined lending authorities as individuals and in combination. These individual lending authorities are determined by the Chief Executive Officer and approved by the Board based on the individual's technical ability and must be agreed to by the Credit Committee. All authorities are reviewed and approved by the full board of directors.

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

Past Due Loans and Nonperforming Assets

     The following table sets forth information regarding past due loans and nonperforming assets as of the periods indicated:

                                                                             At December 31,
                                                     1999           1998           1997           1996           1995
                                                  ----------     ----------     ----------     ----------     ----------
                                                                          (amounts in thousands)
Accruing Loans 90 Days (1)
  or More Delinquent
  Residential                                     $        -     $        -     $        -     $        -     $      878
  Nonresidential                                           -            372              -            194              -
  Business                                               226            283             71             11              -
  Consumer                                                 9            231              6              2              3
                                                  ----------     ----------     ----------     ----------     ----------
     Total                                               235            886             77            207            881
                                                  ==========     ==========     ==========     ==========     ==========
Nonperforming Loans
  Residential                                            413            291            443            321            541
  Nonresidential                                         109          1,033          1,002          1,257              -
  Business                                                 -          1,576            889            721            605
  Consumer                                                 -              6             74            532             85
                                                  ----------     ----------     ----------     ----------     ----------
     Subtotal                                            522          2,906          2,408          2,831          1,231
                                                  ----------     ----------     ----------     ----------     ----------
Renegotiated Loans:
  Nonresidential                                           68              -              -              -              -
Real Estate Owned:
  Nonresidential                                       2,296            498            722          1,307          1,382
                                                  ----------     ----------     ----------     ----------     ----------
Total Nonperforming Assets                        $    2,886     $    3,404     $    3,130     $    4,138     $    2,613
                                                  ==========     ==========     ==========     ==========     ==========
 Nonperforming Assets
  to Total Assets                                       0.71%          0.84%          0.88%          1.33%          0.97%
                                                  ==========     ==========     ==========     ==========     ==========

(1)  Includes portion guaranteed by the Small Business Administration.



          Southern Financial's loss and delinquency experience on its residential real estate loan portfolio has been limited by a number of factors, including its underwriting standards. Whether Southern Financial's loss and delinquency experience will increase significantly depends upon the value of the real estate securing its loans, economic factors such as an increase in unemployment as well as the overall economy of the region. As a result of economic conditions and other factors beyond its control, Southern Financial's future loss and delinquency experience cannot be accurately predicted. However, management has provided an allowance for loan losses which it believes will be adequate to absorb inherent losses.

          At December 31, 1999, loans totaling $3 million were classified as potential problem loans that are not reported in the table above. The loans are subject to management attention and their classification is reviewed on a quarterly basis. At December 31, 1999, all of the potential problem loans were adequately secured in the opinion of management.

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

          The allowance for loan losses represents management's estimate of an amount adequate to provide for losses inherent in the loan portfolio in the normal course of business. However, there are additional risks of future losses that cannot be quantified precisely or attributed to particular loans or classes of loans. Because those risks include general economic trends as well as conditions affecting individual borrowers, management's judgement of the allowance necessary is approximate. Southern Financial performs a detailed loan review, including an assessment of the adequacy of the allowance for loan losses. The allowance is also subject to regulatory examinations and determination as to the adequacy of the allowance in comparison to peer institutions identified by the regulatory agencies.

          The following table summarizes activity in Southern Financial's allowance for loan losses during the periods indicated:

                                                                               Year Ended
                                                                             At December 31,
                                                     1999           1998           1997           1996           1995
                                                  ----------     ----------     ----------     ----------     ----------
                                                                          (amounts in thousands)
Allowance at Beginning of Period                  $    3,062     $    2,743     $    2,374     $    2,041     $    2,005
Provision for Losses                                   2,130          1,301          1,265            906            383
Charge-offs:
Mortgage:
   Residential                                          (775)          (140)           (65)            (8)             -
   Nonresidential                                       (480)             -           (200)          (300)             -
   Construction:
     Residential                                           -            (81)             -            (50)             -
     Nonresidential                                        -           (261)             -              -              -
Nonmortgage:
  Business                                              (736)          (514)          (256)          (155)          (217)
  Consumer                                               (55)            (9)          (413)           (79)          (176)
                                                  ----------     ----------     ----------     ----------     ----------
     Total Charge-offs                                (2,046)        (1,005)          (934)          (592)          (393)
                                                  ----------     ----------     ----------     ----------     ----------
Recoveries:
Mortgage:
  Residential                                            294              -             12              -              -
  Nonresidential                                           -              -              -              -              -
  Construction:
     Residential                                           -              -              -              -              -
     Nonresidential                                        -              -              -              -              -
Nonmortgage:
  Business                                                 6             13             18             11              -
  Consumer                                                 6             10              8              8             46
                                                  ----------     ----------     ----------     ----------     ----------
     Total Recoveries                                    306             23             38             19             46
                                                  ----------     ----------     ----------     ----------     ----------
     Net Charge-offs                                  (1,740)          (982)          (896)          (573)          (347)
                                                  ----------     ----------     ----------     ----------     ----------
Allowance at End of Period                        $    3,452     $    3,062     $    2,743     $    2,374     $    2,041
                                                  ==========     ==========     ==========     ==========     ==========
Loans at End of Period                            $  237,539     $  209,417     $  207,538     $  180,898     $  167,384

Ratio of Allowance to Loans                             1.45%          1.46%          1.32%          1.31%          1.22%

     The following table summarizes the composition of the allowance for loan losses:

                                                                          At December 31,
                                   1999                  1998                   1997                1996                 1995
                           Amount       Percent   Amount       Percent   Amount     Percent   Amount     Percent   Amount    Percent
                           --------------------   --------------------   ------------------   ------------------   -----------------
                                                                       (amounts in thousands)
Mortgage:
 Residential               $  256          7%     $  361         12%     $  199        7%     $  377       16%     $  488      24%
 Nonresidential             1,043         30%        913         30%      1,316       48%        910       38%        325      16%
 Construction:
   Residential                 32          1%         21          1%         55        2%         71        3%        138       7%
   Nonresidential              34          1%         46          1%         43        2%        131        6%        133       6%
Nonmortgage:
 Business                     921         27%        752         24%        524       19%        442       19%        307      15%
 Consumer                     151          5%        151          5%         75        3%        312       13%        320      16%
Unallocated                 1,015         29%        818         27%        531       19%        131        5%        330      16%
                           ------     ------      ------     ------      ------   ------      ------   ------      ------  ------
Allowance for loan losses  $3,452        100%     $3,062        100%     $2,743      100%     $2,374      100%     $2,041     100%
                           ======     ======      ======     ======      ======   ======      ======   ======      ======  ======


          Southern Financial has allocated the allowance according to the amount deemed to be reasonably necessary to provide for losses being incurred within each of the above categories of loans. These figures are based on gross loans. The allocation of the allowances as shown in the table above should not be interpreted as an indication that loan losses in future years will occur in the same proportions or that the allocation indicates future loan loss trends. Furthermore, the portion allocated to each loan category is not the total amount available for losses within such categories since the total allowance is a general allowance applicable to the entire portfolio.

Investment Activities

     The following table sets forth the investment portfolio as of the periods indicated:


                                                                      December 31,        December 31,        December 31,
                                                                          1999                1998                1997
                                                                    ----------------    -----------------   ----------------
                                                                                    (amounts in thousands)
Available-for-sale securities (at fair value):
    FHLMC preferred stock                                           $          -        $     3,889         $     3,908
    FHLMC MBS                                                             16,369             12,006                   -
    GNMA MBS                                                               2,589              3,771                   -
    FNMA MBS                                                              25,678             29,814                 785
    Collateralized mortgage obligations                                   25,303              1,529                   -
    Commercial MBS                                                        22,495             18,246                   -
    Obligations of counties and municipalities                             3,572              3,220                   -
    Corporate obligations                                                    945                992                   -
    U.S. Treasury and other Government agency obligations                    770             10,608              12,017
                                                                    ----------------    -----------------   ----------------
                                                                    $     97,721        $    84,075         $    16,710
                                                                    ================    =================   ================
Held-to-maturity securities (at amortized cost):
    FHLMC MBS                                                       $      3,837        $     4,091         $     6,078
    GNMA MBS                                                              17,177             24,305              42,471
    FNMA MBS                                                               6,764              6,780              27,075
    Collateralized mortgage obligations                                    4,073              1,015               4,203
    Commercial MBS                                                         2,865                  -                   -
    Obligations of counties and municipalities                             2,395              1,960                   -
    U.S. Treasury and other Government agency obligations                      -             19,532               8,741
                                                                    ----------------    -----------------   ----------------
                                                                    $     37,111        $    57,683         $    88,568
                                                                    ================    =================   ================


Source of Funds

Deposits

     Deposit accounts have been the primary source of funds for use in lending, making other investments, and for other general business purposes. In addition to deposits, Southern Financial obtains funds from loan repayments, maturing investments, loan sales, cash flows generated from operations and Federal Home Loan Bank advances. Borrowings may be used as an alternative source of lower costing funds or to fund the origination of certain assets.

  The following table shows the average balances and rates, presented on a monthly average basis, for Southern Financial's deposits for the periods indicated:

                                                                        Year Ended December 31,
                                                   1999                          1998                            1997
                                    -----------------------------   -----------------------------     -----------------------------
                                      Average           Average        Average          Average         Average         Average
                                      Balance            Rate          Balance            Rate          Balance           Rate
                                    -----------      ------------   -----------      ------------     -----------      ------------
                                                                         (amounts in thousands)
Demand                               $ 50,750           0.00%          $ 39,369          0.00%          $ 30,056         0.00%
Interest checking                      33,744           0.96%            34,965          2.36%            28,683         2.07%
Money market and savings               59,743           3.22%            46,883          3.12%            47,552         3.28%
Certificates of deposit               209,993           5.38%           200,902          5.80%           175,779         5.75%
                                    -----------                       -----------                     -----------
                                     $354,230                          $322,119                         $282,070
                                    ===========                       ===========                     ===========

Weighted average rate                                   3.83%                            4.33%                           4.36%
                                                    ===========                       ===========                     ===========

     The following table sets forth by time remaining until maturity Southern Financial's certificates of deposit of $100,000 or more at December 31, 1999:

                                                           Time Deposits of
               Maturity Period                              $100,000 or More
               ---------------                            --------------------
                                                         (amounts in thousands)

               Three months or less                                   $50,800
               Over three months through twelve months                 37,138
               Over twelve months                                      10,162
                                                          -------------------

               Total                                                  $98,100
                                                          ===================


Borrowings

  Borrowings consist of short-term and long-term advances from the Federal Home Loan Bank of Atlanta. The following table sets forth information regarding Southern Financial's borrowings for the periods indicated:


                                                                  Year Ended
                                                                  December 31,
                                                         1999         1998            1997
                                                      ----------------------------------------
                                                                  (Dollars in thousands)

          Ending Balance                                $ 5,000        $ 3,500          $4,000
          Average Balance for the Period                 13,159          4,907           5,979
          Maximum Month-end Balance
             During the Period                           30,000         13,500           8,500
          Average Interest Rate for the Period             5.56%          5.50%           5.59%
          Weighted Average Interest Rate at
             the End of the Period                         6.32%          5.15%           5.95%

Regulation

     Set forth below is a brief description of the material laws and regulations that affect Southern Financial. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, is not necessarily complete and is qualified in its entirety by reference to these laws and regulations.

General

     Southern Financial is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended. As such, Southern Financial is supervised by the Board of Governors of the Federal Reserve System. Southern Financial is also subject to Virginia laws that regulate banks and bank holding companies. Virginia's banking laws are administered by the Bureau of Financial Institutions of the State Corporation Commission of Virginia. Southern Financial is also affected by rules and regulations of the Federal Deposit Insurance Corporation. Southern Financial is a member of the Federal Reserve System and the Federal Home Loan Bank of Atlanta. The various laws and regulations administered by the regulatory agencies affect corporate practices, expansion of business, and provisions of services. Also, monetary and fiscal policies of the United States directly affect bank loans and deposits and thus may affect Southern Financial's earnings. The future impact of these policies and of the continuing regulatory changes in the financial services industry cannot be predicted.

     The supervision, regulation and examination of Southern Financial Bank are intended primarily for the protection of depositors rather than holders of Southern Financial common stock.

Bank Holding Company Regulation

     Southern Financial is required to file with the Federal Reserve its periodic reports and any additional information the Federal Reserve may require. The Federal Reserve examines Southern Financial and may examine its subsidiaries. The State Corporation Commission also may examine Southern Financial.

     The Bank Holding Company Act requires prior Federal Reserve approval for, among other things, the acquisition of direct or indirect ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank, or a merger or consolidation of a bank holding company with another bank holding company. A bank holding company may acquire direct or indirect ownership or control of voting shares of any company that is engaged directly or indirectly in banking or managing or controlling banks or performing services for its authorized subsidiaries. A bank holding company also may engage in or acquire an interest in a company that engages in activities which the Federal Reserve has determined by regulation or order to be so closely related to banking as to be a proper incident thereto.

     The activities permissible to bank holding companies and their affiliates were substantially expanded by the Gramm-Leach-Bliley Act, which the President signed on November 12, 1999. Gramm-Leach-Bliley repeals the anti-affiliation provisions of the Glass-Steagall Act to permit the common ownership of commercial banks, investment banks and insurance companies. Under Gramm-Leach-Bliley, a bank holding company can elect to be treated as a financial holding company. A financial holding company may engage in any activity and acquire and retain any company that the Federal Reserve determines to be financial in nature. A financial holding company also may engage in any activity that is complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The Federal Reserve must consult with the Secretary of the Treasury in determining whether an activity is financial in nature or incidental to a financial activity.

     Southern Financial is a legal entity separate and distinct from Southern Financial Bank. Section 23A of the Federal Reserve Act restricts loans from Southern Financial Bank to Southern Financial. Section 23A defines "covered transactions," which include loans, and limits a bank's covered transactions with any affiliate to 10% of the bank's capital and surplus. It also requires that all of a bank's loans to an affiliate be secured by acceptable collateral, generally United States government or agency securities. Southern Financial and Southern Financial Bank also are subject to Section 23B of the Federal Reserve Act, which requires that transactions between Southern Financial Bank and Southern Financial or its other subsidiaries be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to Southern Financial Bank as those prevailing at the time for transactions with unaffiliated companies.

     Federal Reserve policy requires a bank holding company to act as a source of financial strength and to take measures to preserve and protect bank subsidiaries in situations where additional investments in a troubled bank may not otherwise be warranted. As a result, a bank holding company may be required to lend money to its subsidiaries in the form of capital notes or other instruments which qualify as capital under regulatory rules. Any loans from the holding company to such subsidiary banks likely will be unsecured and subordinated to such bank's depositors and perhaps to other creditors of its bank subsidiaries.

Bank Supervision

     As a Virginia bank that is a member of the Federal Reserve System, Southern Financial Bank is regulated and examined by the State Corporation Commission and by its primary federal regulator, the Federal Reserve. The State Corporation Commission and the Federal Reserve regulate and monitor all of Southern Financial Bank's operations, including reserves, loans, mortgages, payments of dividends and the establishment of branches.

     Various statutes limit the ability of Southern Financial Bank to pay dividends, extend credit or otherwise supply funds to Southern Financial and its non-bank subsidiaries. Dividends from Southern Financial Bank are expected to constitute Southern Financial's major source of funds.

Regulatory Capital Requirements

     All banks are required to maintain minimum levels of regulatory capital. The federal bank regulatory agencies have established substantially similar risked based and leverage capital standards for banks that they regulate. These regulatory agencies also may impose capital requirements in excess of these standards on a case-by-case basis for various reasons, including financial condition or actual or anticipated growth. Under the risk-based capital requirements of these regulatory agencies, Southern Financial and Southern Financial Bank are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8%. At least half of the total capital is required to be tier 1 capital, which consists principally of common and certain qualifying preferred shareholders' equity, less certain intangibles and other adjustments. The remainder, tier 2 capital, consists of a limited amount of subordinated and other qualifying debt and a limited amount of the general loan loss allowance. Based upon the applicable Federal Reserve regulations, at December 31, 1999, Southern Financial Bank was considered to be "well capitalized."

     In addition, the federal regulatory agencies have established a minimum leverage capital ratio, tier 1 capital divided by tangible assets. These guidelines provide for a minimum leverage capital ratio of 3% for banks and their respective holding companies that meet certain specified criteria, including that they have the highest regulatory examination rating and are not contemplating significant growth or expansion. All other institutions are expected to maintain a leverage ratio of at least 100 to 200 basis points above that minimum. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

Limits on Dividends and Other Payments

     Virginia law restricts distributions of dividends to shareholders of Southern Financial. Southern Financial shareholders are entitled to receive dividends as declared by the Southern Financial Board of Directors. No distribution to Southern Financial shareholders may be made if, after giving effect to the distribution, Southern Financial would not be able to pay its debts as they become due in the usual course of business or its total assets would be less than its total liabilities. There are similar restrictions on stock repurchases and redemptions.

     Banks have limits on all capital distributions, including cash dividends, payments to repurchase or otherwise acquire shares, payments to shareholders of another institution in a cash-out merger, and other distributions charged against capital. As of December 31, 1999, Southern Financial Bank had the capacity to pay no more than $5.2 million in total dividends to its sole shareholder, Southern Financial.

     Southern Financial Bank may not make a capital distribution, including the payment of a dividend, if, after the distribution, it would become undercapitalized. The prior approval of the applicable Federal Reserve Bank is required if the total of all dividends declared in any calendar year will exceed the sum of the bank's net profits for that year and its retained net profits for the preceding two calendar years. Federal Reserve Banks also may limit the payment of dividends by any state member bank if it considers the payment an unsafe or unsound practice. In addition, under Virginia law no dividend may be declared or paid that would impair a Virginia chartered bank's paid-in capital. The State Corporation Commission has general authority to prohibit payment of dividends by a Virginia chartered bank if it determines that the limit is in the public interest and is necessary to ensure the bank's financial soundness.

FDIC Regulations

     The Federal Deposit Insurance Corporation Improvements Act of 1991 required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities. Each federal banking agency has issued regulations, specifying the levels at which a financial institution would be considered "well capitalized", "adequately capitalized", "under capitalized", "significantly under capitalized", or "critically under capitalized", and to take certain mandatory and discretionary supervisory actions based on the capital level of the institution. Those supervisory actions become increasingly severe for banks that are under-capitalized or worse.

     Under the Federal Reserve's regulations implementing the prompt corrective action provisions, an institution is considered well capitalized if it has total risk-based capital of 10% or more, has a tier I risk-based capital ratio of 6% or more, has a leverage capital ratio of 5% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure.

     An adequately capitalized institution has a total risk-based capital ratio of 8% or more, a tier I risk-based ratio of 4% or more and a leverage capital ratio of 4% or more (3% under certain circumstances) and does not meet the definition of well capitalized.

     An undercapitalized institution has a total risk-based capital ratio that is less than 8%, a tier I risk-based capital ratio that is less than 4% or a leverage capital ratio that is less than 4% (3% in certain circumstances). Undercapitalized banks are subject to growth limits and are required to submit a capital restoration plan for approval. For a capital restoration plan to be acceptable, the bank's parent holding company must guarantee that the bank will comply with the capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of 5% of the bank's total assets at the time it became undercapitalized and the amount necessary to bring the institution into compliance with applicable capital standards. If a bank fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. If the controlling holding company fails to fulfill its obligations and files (or has filed against it) a petition under the federal Bankruptcy Code, the claim would be entitled to a priority in such bankruptcy proceeding over third-party creditors of Southern Financial.

     A significantly undercapitalized institution has a total risk-based capital ratio that is less than 6%, a tier I risk-based capital ratio that is less than 3% or a leverage capital ratio that is less than 3%.Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks.

     A critically undercapitalized institution has a ratio of tangible equity to total assets that is equal to or less than 2%. A critically undercapitalized bank is likely to be put in receivership and liquidated.

     In addition, under certain circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category.

     The Federal Deposit Insurance Corporation Improvements Act also required federal banking regulators to draft standards in a number of other important areas to assure bank safety and soundness, including internal controls, information systems and internal audit systems, credit underwriting, asset growth, compensation, loan documentation and interest rate exposure. The Federal Deposit Insurance Corporation Improvements Act also required the regulators to establish maximum ratios of classified assets to capital, and minimum earnings sufficient to absorb losses without impairing capital. The legislation also contained other provisions which restricted the activities of state-chartered banks, amended various consumer banking laws, limited the ability of undercapitalized banks to borrow from the Federal Reserve's discount window and required federal banking regulators to perform annual onsite bank examinations.

     The 1991 legislation also contains a variety of other provisions that may affect the operations of Southern Financial and Southern Financial Bank, including new reporting requirements, regulatory standards for estate lending, "truth in savings" provisions, the requirement that a depository institution give 90 days' prior notice to customers and regulatory authorities before closing any branch, and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized or are adequately capitalized and have not received a waiver from the FDIC.

Deposit Insurance

     The deposits of Southern Financial Bank are currently insured to a maximum of $100,000 per depositor, subject to certain aggregation rules. The FDIC has implemented a risk-related assessment system for deposit insurance premiums. All depository institutions have been assigned to one of nine risk assessment classifications based on certain capital and supervisory measures. Southern Financial's deposits are subject to the rates of the Savings Associations Insurance Fund since Southern Financial converted to a commercial bank from a federal savings bank on December 1, 1995. Based on its current risk classifications, Southern Financial pays the minimum Savings Associations Insurance Fund assessment and Bank Insurance Fund assessments.

Community Reinvestment Act

     Southern Financial and Southern Financial Bank are subject to the provisions of the Community Reinvestment Act of 1977, as amended ("CRA"). Under the Community Reinvestment Act, all banks have an obligation, consistent with its safe and sound operation, to help meet the credit needs for their entire communities, including low and moderate-income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community consistent with the Community Reinvestment Act. A depository institution's primary federal regulator, in connection with its examination of the institution, must assess the institution's record in assessing and meeting the credit needs of the community served by that institution, including low and moderate-income neighborhoods. The regulatory agency's assessment of the institution's record is made available to the public. Further, such assessment is required of any institution which has applied to charter a national bank, obtain deposit insurance coverage for a newly chartered institution, establish a new branch office that accepts deposits, relocate an office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. If a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application. Following the most recent Community Reinvestment Act examination in February 1999, Southern Financial Bank received a "satisfactory" Community Reinvestment Act rating.

Fiscal and Monetary Policy

     Banking is a business which depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank's earnings. Thus, the earnings and growth of Southern Financial and Southern Financial Bank will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits. The nature and timing of any changes in such policies and their effect on Southern Financial and Southern Financial Bank cannot be predicted.

Federal Home Loan Bank System

     Southern Financial is a member of the Federal Home Loan Bank System, which consists of 12 district Federal Home Loan Banks with each subject to supervision and regulation by the Federal Housing Finance Board. The Federal Home Loan Banks provide a central credit facility for member institutions. Southern Financial, as a member of the Federal Home Loan Bank of Atlanta, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount equal to at least 1% of the aggregate principal amount of their unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of their borrowings from the Federal Home Loan Bank of Atlanta, whichever is greater. At December 31, 1999, Southern Financial had an investment of $1.8 million in the stock of the Federal Home Loan Bank of Atlanta and was in compliance with these requirements.

     Advances from the Federal Home Loan Bank of Atlanta are secured. Interest rates charged for advances vary depending upon maturity, the cost of funds to the Federal Home Loan Bank of Atlanta and the purpose of the borrowing. At December 31, 1999, Southern Financial had $5 million outstanding in borrowings from the Federal Home Loan Bank of Atlanta.

Federal Reserve System

     The Federal Reserve Board of Governors requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the earning assets of Southern Financial.

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

Employees

At December 31, 1999, Southern Financial employed 144 full-time equivalent persons. Management considers its relations with its employees to be good. The employees are not covered by a collective bargaining agreement.



Item 2.  Properties
-------------------

Offices and Other Material Properties

At December 31, 1999, Southern Financial conducted its business from its main office in Warrenton, Virginia and 16 branch offices. The following table sets forth certain information with respect to the offices of Southern Financial as of December 31, 1999:

-----------------------------------------------------------------------------------------
                                   Owned or     Lease Expiration     Date Facility
        Office Location             Leased            Date              Opened
=========================================================================================
Home Office:

37 E. Main Street                   Leased          September            February
Warrenton, VA                                         2003                 1989

Branch Offices:

362 Elden Street                    Leased            June                April
Herndon, VA                                           2000                1986

101 W. Washington Street            Leased            June               November
Middleburg, VA                                        2002                1987

33 W. Piccadilly Street              Owned             N/A               November
Winchester, VA                                                             1990

526 E. Market Street                Leased            June                March
Leesburg, VA                                          2002                1992

4021 University Drive                Owned             N/A                July
Fairfax, VA                                                               1997

322 Lee Highway                     Leased           August              August
Warrenton, VA                                         2001                1994

2545 Q-18 Centreville Road          Leased          September            April
Herndon, VA                                            2001               1995

13542 Minnieville Road              Leased          December             April
Woodbridge, VA                                        2003               1995

1095 Millwood Pike                   Owned             N/A               July
Winchester, VA                                                           1996

46910 Community Plaza               Leased             May               April
Sterling, VA                                           2008               1998

2062 Plank Road                     Leased          September           January
Fredericksburg, VA                                    2016               1999

10175 Hastings Drive                Leased          September            March
Manassas, VA                                          2004               1999

8414 Lee Highway                     Owned             N/A              October
Merrifield, VA                                                            1990

527 Maple Avenue                    Leased           January             March
Vienna, VA                                             2005               1995

9720 Lee Highway                    Leased            June               July
Fairfax, VA                                           2006               1996

7857 Heritage Drive                 Leased            April               May
Annandale, VA                                          2008              1998

Item 3.  Legal Proceedings
--------------------------

     Southern Financial is not a party to, nor is any of their property the subject of, any material pending legal proceedings incidental to its business other than those arising in the ordinary course of business. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management, any such liability will not have a material adverse effect on the consolidated financial position or results of operations of Southern Financial.


Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

     None.

PART II.
-------

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

     The information required herein is incorporated by reference from page 40 of the Annual Report.

Item 6.  Selected Financial Data
--------------------------------

     The information required herein is incorporated by reference from page 1 of the Annual Report.

Item 7.  Management's Discussion and Analysis
---------------------------------------------

     The information required herein is incorporated by reference from pages 6 through 13 of the Annual Report.

Item 7a. Quantitative and Qualitative Disclosure about Market Risk
------------------------------------------------------------------

     The information required herein is incorporated by reference from pages 11 through 12 of the Annual Report.

Item 8.  Financial Statements
-----------------------------

     The information required herein is incorporated by reference from pages 14 through 36 of the Annual Report.

Item 9.  Changes in and Disagreements With Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

     None.


PART III.
--------

Item 10. Directors, Executive Officers, Promoters and Control Persons;
----------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     The information required herein is incorporated by reference from pages 3 through 11 of the definitive proxy statement of Southern Financial Bancorp, Inc. filed on March 27, 2000 ("Definitive Proxy Statement").

Item 11. Executive Compensation
-------------------------------

     The information required herein is incorporated by reference from pages 12 through 13 of the Definitive Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

     The information required herein is incorporated by reference from pages 9 through 11 of the Definitive Proxy Statement.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

     The information required herein is incorporated by reference from page 9 of the Definitive Proxy Statement.

PART IV.
-------

Item 14.  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K
----------------------------------------------------------------------------

(a) Documents filed as a part of the report:

     (1) The following is an index to the financial statements of the Registrant included in the Annual Report to Stockholders for the year ended December 31, 1999, and incorporated herein by reference in Item
          8. The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this Report, except as expressly provided herein.

                                                                 Page(s) in
                                                                Annual Report
                                                                -------------

            Independent Auditors' Report                             14
            Balance Sheets:
                December 31, 1999 and December 31, 1998              15
            Statements of Income:
                Years Ended December 31, 1999, 1998 and 1997         16
            Statements of Comprehensive Income:
                Years Ended December 31, 1999, 1998 and 1997         17
            Statements of Changes in Stockholders' Equity:
                Years Ended December 31, 1999, 1998 and 1997         18
            Statements of Cash Flows:
                Years Ended December 31, 1999, 1998 and 1997         19
            Notes to Consolidated Financial Statements               20 - 36


     (2) All other schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

     (3)  Exhibits (listed numbers correspond to item 601 of Regulation S-K)

               (3) Articles of Incorporation of Southern Financial Bancorp, Inc., by reference to the Form S-4 Registration Statement filed with the Securities and Exchange Commission on August 4, 1995, and By-Laws, by reference to Form S-4 Registration Statement filed with the Securities and Exchange Commission on August 4, 1995

               (4) Instruments Defining the Rights of Security Holders, Including Indentures--Reference is made to Exhibit (3) above

               (9)  Voting Trust Agreement--Not applicable

               (11) Statement re Computation of Per Share Earnings--Reference is
                    made to Note 1 and Note 14 to Financial Statements, Page 21 and Page 35, respectively, in Annual Report

               (12) Statement re Computation of Ratios--Not applicable

               (13) Pages 14-36 of the Annual Report to Stockholders for the
                    Year Ended December 31, 1999

               (18) Letter re Change in Accounting Principles--Not applicable

     (21) Subsidiaries of the registrant:

                                                                  Percentage of Voting
                                             Jurisdiction of       Securities Owned by
                   Name                      Incorporation              the Parent
                   ----                      ---------------      --------------------
               Southern Financial Bank            Virginia                 100%
               Southern WebTech.com, Inc.         Virginia                  70%

     (22) Published Report Regarding Matters Submitted to Vote of Security Holders--Not applicable

     (23) (a)  Consent of KPMG LLP

     (23) (b) Consent of Thompson, Greenspon & Co., P.C.

     (24)      Power of Attorney - Not applicable

     (28) Information from Reports Furnished to State Insurance Regulatory Authorities - Not applicable

(b) Southern Financial filed a report on Form 8-K on October 18, 1999, which announced the consummation of the merger of The Horizon Bank of Virginia with Southern Financial Bank. Southern Financial filed Amendment No. 1 to the report on Form 8-K on November 12, 1999, which amends the Form 8-K to include the financial statements of The Horizon Bank of Virginia and pro forma financial information.

                                  SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   SOUTHERN FINANCIAL BANCORP, INC.


                           By: /s/ Georgia S. Derrico
                               -------------------------------------------------
                               Georgia S. Derrico
                               Chairman of the Board and Chief Executive Officer
Dated: March 30, 2000
      ---------------------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the dates indicated.

           Name                              Title                              Date
           ----                              -----                              ----
/s/ Georgia S. Derrico               Director and Chairman of              March 30, 2000
----------------------------                                               ---------------
Georgia S. Derrico                   the Board and Chief
                                     Executive Officer


/s/ R. Roderick Porter               Director and President and            March 30, 2000
----------------------------                                               ---------------
R. Roderick Porter                   Chief Operating Officer


/s/ David de Give                    Director and Senior Vice              March 30, 2000
----------------------------                                               ---------------
David de Give                        President/Treasurer


/s/ William H. Lagos                 Senior Vice President/Controller      March 30, 2000
----------------------------                                               ---------------
William H. Lagos                     (Principal Accounting Officer)


/s/ Virginia Jenkins                 Director                              March 30, 2000
----------------------------                                               ---------------
Virginia Jenkins


/s/ Neil J. Call                     Director                              March 30, 2000
----------------------------                                               ---------------
Neil J. Call


/s/ John L. Marcellus, Jr.           Director                              March 30, 2000
----------------------------                                               ---------------
John L. Marcellus, Jr.


/s/ Michael P. Rucker                Director                              March 30, 2000
----------------------------                                               ---------------
Michael P. Rucker

/s/ Alfonso G. Finocchiaro           Director                              March 30, 2000
----------------------------                                               ---------------
Alfonso G. Finocchiaro

/s/ Robert P. Warhurst               Director                              March 30, 2000
----------------------------                                               ---------------
Robert P. Warhurst

/s/ John C. Belotti                  Director                              March 30, 2000
----------------------------                                               ---------------
John C. Belotti

/s/ Fred L. Bollerer                 Director                              March 30, 2000
----------------------------                                               ---------------
Fred L. Bollerer

/s/ Richard E. Smith                 Director                              March 30, 2000
----------------------------                                               ---------------
Richard E. Smith

                               INDEX TO EXHIBITS

                            Number and Descriptions



13      Southern Financial Bancorp, Inc.
        December 31, 1999 Annual Report to Stockholders

23 (a)  Consent of KPMG LLP

23 (b)  Consent of Thompson, Greenspon & Co., P.C.

27      Financial Data Schedule



                                  Exhibit 13


                       Southern Financial Bancorp, Inc.
                December 31, 1999 Annual Report to Stockholders


                                Exhibit 23 (a)

                              Consent of KPMG LLP


        The Board of Directors
        Southern Financial Bancorp, Inc.


        We consent to the incorporation by reference in Registration Statement Nos. 33-80285 and 33-80287 on Form S-8, and 333-00916 on Form S-3 of
        Southern Financial Bancorp, Inc. of our report dated February 10, 2000, relating to the consolidated balance sheets of Southern Financial Bancorp, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999, which report appears in the December 31, 1999 annual report on Form 10-K of Southern Financial Bancorp, Inc. Our report refers to our reliance on another auditor's report with respect to amounts related to The Horizon Bank of Virginia for 1998 and 1997 included in the aforementioned consolidated financial statements.


        Richmond, Virginia
        March 30, 2000


                                Exhibit 23 (b)

                  Consent of Thompson, Greenspon & Co., P.C.


        The Board of Directors
        Southern Financial Bancorp, Inc.

        We consent to the inclusion in the Form 10-K Annual Report of Southern Financial Bancorp, Inc. of our report dated January 29, 1999 relating to the balance sheets of The Horizon Bank of Virginia as of December 31, 1998, and 1997, and the related statements of operations, other comprehensive income, changes in stockholders' equity, and cash flows for the years then ended.

        Thompson, Greenspon & Co., P.C.
        Fairfax, Virginia
        March 28, 2000

                         Independent Auditors' Report


     The Board of Directors and Stockholders
     The Horizon Bank of Virginia
     Merrifield, Virginia

     We have audited the accompanying balance sheets of The Horizon Bank of Virginia as of December 31, 1998 and 1997, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, an all material respects, the financial position of The Horizon Bank of Virginia as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended in conformity with generally accepted accounting principles.



     Thompson, Greenspon & Co., P.C.
     Fairfax, Virginia
     January 29, 1999