Form 10-Q
period 2000-03-31
SOUTHERN FINANCIAL BANCORP INC /VA/
filed 2000-05-15
CIK 914789

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20459


                                   FORM 10-Q


                  Quarterly Report under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934



  For the Quarter Ended:                               Commission File No.:
     March 31, 2000                                         0-22836


                       SOUTHERN FINANCIAL BANCORP, INC.

             Virginia                                   54-1779978
 -----------------------------------------  ------------------------------------
  (State or other jurisdiction of           (IRS Employer Identification Number)
   incorporation or organization)

     37 East Main Street
     Warrenton, Virginia                                  20186
 -----------------------------------------  ------------------------------------
  (address of principal executive office)               (Zip Code)


Registrant's Telephone Number, including area code:  (540) 349-3900


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          YES   X                            NO _____
              ------

As of April 30, 2000, there were 2,666,196 shares of the registrant's Common Stock outstanding.

                       SOUTHERN FINANCIAL BANCORP, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                                March 31, 2000

                               TABLE OF CONTENTS
                               -----------------

                                                                              Page
                                                                             Number
                                                                             ------
PART I.  FINANCIAL INFORMATION
-------  ---------------------


Item 1.   Financial Statements

               Consolidated Balance Sheets
               as of March 31, 2000 (Unaudited) and
               December 31, 1999                                                  3

               Consolidated Statements of Income for the
               Three Months Ended March 31, 2000 and 1999
               (Unaudited)                                                        4

                Consolidated Statements of Comprehensive Income
                for the Three Months Ended March 31, 2000 and
                1999 (Unaudited)                                                  5

               Consolidated Statements of Cash Flows for the
               Three Months Ended March 31, 2000 and 1999
               (Unaudited)                                                        6

               Notes to Consolidated Financial Statements
               (Unaudited)                                                   7 - 10

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          11 - 14

Item 3.   Quantitative and Qualitative Disclosures about Market Risk        15 - 16

PART II.       OTHER INFORMATION
--------       -----------------


Item 1.   Legal Proceedings                                                      17

Item 2.   Changes in Securities                                                  17

Item 3.   Defaults upon Senior Securities                                        17

Item 4.   Submission of Matters to a Vote of Security Holders                    17

Item 5.   Other Information                                                      17

Item 6.   Exhibits and Reports on Form 8-K                                       17

PART III.      SIGNATURES                                                        18
--------       ----------

SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                                                      March 31,
                                                                        2000           December 31,
                                                                     (Unaudited)           1999
                                                                    -------------     --------------
Assets

Cash and due from banks                                             $  12,721,778       $ 12,667,620
Overnight earning deposits                                             19,903,764          4,464,338
Investment securities, available for sale                              99,824,031         97,721,012
Investment securities, held to maturity                                39,847,163         37,110,889
Loans held for sale                                                       193,125            442,000
Loans receivable, net                                                 236,739,850        234,086,432
Premises and equipment, net.                                            6,261,385          6,445,589
Other assets                                                           12,248,022         13,283,684
                                                                    -------------      -------------

Total assets                                                        $ 427,739,118      $ 406,221,564
                                                                    =============      =============


Liabilities and Stockholders' Equity
Liabilities:
Deposits                                                            $ 387,751,974      $ 367,187,558
Advances from  Federal Home Loan Bank                                   5,000,000          5,000,000
Other liabilities                                                       5,059,771          5,169,909
                                                                    -------------      -------------

Total liabilities                                                     397,811,745        377,357,467
                                                                    -------------      -------------

Commitments
Stockholders' equity:
Preferred stock                                                               136                136
Common stock                                                               26,662             26,562
Capital in excess of par value                                         23,812,835         23,662,935
Retained earnings                                                       7,750,893          6,898,249
Accumulated other comprehensive loss                                   (1,663,153)        (1,723,785)
                                                                    -------------      -------------

Total stockholders' equity                                             29,927,373         28,864,097
                                                                    -------------      -------------

Total liabilities and stockholders' equity                          $ 427,739,118      $ 406,221,564
                                                                    =============      =============

  The accompanying notes are an integral part of these financial statements.

SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENTS OF INCOME

                                                                   Three Months Ended
                                                                        March 31,
                                                                 2000               1999
                                                           ----------------   ----------------
Interest income:
Loans                                                          $ 5,556,164        $ 4,794,117
Investment securities                                            2,482,395          2,438,125
                                                               -----------        -----------

Total interest income                                            8,038,559          7,232,242
                                                               -----------        -----------

Interest expense:
Deposits                                                         3,567,518          3,509,263
Borrowings                                                         273,414            102,833
                                                               -----------        -----------

Total interest expense                                           3,840,932          3,612,096
                                                               -----------        -----------

Net interest income                                              4,197,627          3,620,146

Provision for loan losses                                          350,000            341,036
                                                               -----------        -----------

Net interest income after provision for loan losses              3,847,627          3,279,110
                                                               -----------        -----------

Other income:
Fee income                                                         658,614            574,465
Gain on sale of loans                                              333,378            343,773
Other                                                               31,228             14,648
                                                               -----------        -----------

Total other income                                               1,023,220            932,886
                                                               -----------        -----------

Other expense:
Employee compensation and benefits                               1,658,386          1,550,202
Premises and equipment                                             615,549            548,295
Data processing expense                                            275,243            217,188
Advertising                                                         60,886             77,721
Deposit insurance expense                                           17,664             36,726
Other                                                              493,569            500,446
                                                               -----------        -----------

Total other expense                                              3,121,297          2,930,578
                                                               -----------        -----------

Income before income taxes                                       1,749,550          1,281,418

Provision for income taxes                                         574,000            394,425
                                                               -----------        -----------

Net income                                                     $ 1,175,550        $   886,993
                                                               ===========        ===========

Earnings per common share:
Basic                                                          $      0.44        $      0.34
Diluted                                                        $      0.44        $      0.32
Weighted average shares outstanding:
Basic                                                            2,666,196          2,636,544
Diluted                                                          2,688,171          2,734,200

   The accompanying notes are an integral part of these financial statements

SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                           Three Months Ended
                                                                March 31,
                                                         2000              1999
                                                     -------------     -------------
Net income                                            $ 1,175,550       $   886,993
Other comprehensive income:
Cash flow hedge:
  Unrealized holding gain                                  79,785           367,013
  Reclassification adjustment for net interest
  expense included in net income                          (39,785)           11,272
Available-for-sale securities:
  Unrealized holding gain/(loss)                           51,866          (137,913)
                                                      ------------      ------------
Other comprehensive income before tax                      91,866           240,372
Income tax expense related to items of other
  comprehensive income                                    (31,234)          (78,900)
                                                      ------------      ------------
Other comprehensive income, net of tax                     60,632           161,472

Comprehensive income                                  $ 1,236,182       $ 1,048,465
                                                      ============      ============

   The accompanying notes are an integral part of these financial statements

SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                             ---------------------------------
                                                                                  2000               1999
                                                                             --------------     --------------
Cash flows from operating activities:

Net Income                                                                     $ 1,175,550       $    886,993
Adjustments to reconcile net income to
net cash provided by operating activities:
   Depreciation and amortization                                                   217,841            288,955
   Provision for loan losses                                                       350,000            341,036
   Gain on sale of loans                                                          (333,378)          (343,773)
   Amortization of deferred loan fees                                             (138,236)          (148,859)
   Net change in loans held for sale                                               285,319           (115,873)
   Decrease in other assets                                                      1,043,627          1,354,342
   Decrease in other liabilities                                                  (108,448)          (186,123)
                                                                              ------------       ------------

Net cash provided by operating activities                                        2,492,275          2,076,698
                                                                              ------------       ------------

Cash flows from investing activities:

   Increase in loans receivable                                                 (2,441,655)        (2,093,122)
   Purchase of investment securities, held-to-maturity                          (4,143,635)        (3,926,622)
   Purchase of investment securities, available-for-sale                        (3,895,287)       (24,762,045)
   Paydowns of investment securities                                             3,232,502         38,635,602
   Increase in overnight earning deposits, net                                 (15,439,426)          (121,941)
   Increase in premises and equipment, net                                         (27,125)          (768,497)
   (Increase) decrease in Federal Home Loan Bank stock                              35,000           (171,200)
                                                                              ------------       ------------

Net cash provided by (used) in investing activities                            (22,679,626)         6,792,175
                                                                              ------------       ------------

Cash flows from financing activities:

   Net increase (decrease) in deposits                                          20,564,416         (5,397,074)
   Decrease in advances from FHLB                                                        -           (500,000)
   Proceeds from issuance of common stock                                                -             17,500
   Dividends on preferred and common stock                                        (322,907)          (179,317)
                                                                              ------------       ------------

Net cash provided by (used) in financing activities                             20,241,509         (6,058,891)
                                                                              ------------       ------------

Net increase in cash and due from banks                                             54,158          2,809,982

Cash and due from banks, beginning of period                                    12,667,620         10,820,765
                                                                              ------------       ------------

Cash and due from banks, end of period                                        $ 12,721,778       $ 13,630,747
                                                                              ============       ============

   The accompanying notes are an integral part of these financial statements

SOUTHERN FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information or footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for a fair presentation have been included. All adjustments are of a normal recurring nature. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results of the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in Southern Financial Bancorp, Inc.'s Annual Report for the year ended December 31, 1999.

NOTE 2 - HEDGE ACCOUNTING

     During the first quarter of 1999, Southern Financial entered into four interest rate swap agreements that are accounted for as cash flow hedges. In accordance with SFAS 133, Southern Financial records the change in fair value of the swaps in comprehensive income. To the extent that the hedge is not completely effective, the ineffective portion is charged or credited to other income or expense. The amounts recorded in comprehensive income subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the certificates of deposit (CD's) affects earnings.

     Each of the four swap agreements has a notional amount of $5 million, and the Bancorp agreed to pay a rate fixed for the period of the swap and receive 3 month LIBOR. Three of the swaps are for a period of five years and have fixed rates ranging from 5.23% to 5.29%; the fourth swap is for a period of ten years and has a fixed rate of 5.45%. The purpose of all four of these swaps was to hedge the variability of cash flows resulting from changes in interest rates in Southern Financial's floating rate liabilities, specifically Southern Financial's CD's in amounts greater than $90,000, which have maturities of one month to six months. Southern Financial performed a regression analysis using monthly averages of both 3 month LIBOR and Southern Financial's hedged CD's and determined that there was a highly effective correlation. Southern Financial designated CD's that were outstanding on the inception dates of the swaps as being hedged by the swaps, and as the hedged CD's mature, Southern Financial has identified other individual CD's to replace them. During the remaining nine months of the year ending December 31, 2000, it is estimated that an immaterial amount of gains in accumulated other comprehensive income related to the interest rate swaps are expected to be reclassified into interest expense as a yield adjustment of the hedged CD's.

     During the quarter ended March 31, 2000, no portion of the hedge was "ineffective" as the spread between LIBOR (the denomination of the floating rate side of the interest rate swaps) and Southern Financial's CD issuance costs changed only minimally. Since there was no change in the net present value of the favorable variance in the spread for the weighted average remaining life of the interest rate swaps, no income was recognized.

     During the quarter ended March 31, 2000, Southern Financial entered into an interest rate swap agreement in the amount of $10 million in connection with the issuance of a like amount of its certificates of deposit. The interest rate swap agreement is accounted for as a fair value hedge. Changes in the present value of the hedge are accounted for in the income statement, as are changes in the present value of the certificates of deposit. The swap has a termination date of September 29, 2005, however it may be terminated on March 29, 2001 or the 29th day of each successive calendar month thereafter by the other party to the swap transaction. Southern Financial agreed to pay a floating rate of 1 month LIBOR plus 12 basis points and receive a fixed rate of 7.25%.

NOTE 3 - INVESTMENT SECURITIES

      The following table sets forth the investment securities portfolio as of the dates indicated:

                                                         March 31, 2000                        December 31, 1999
                                                  Amortized           Estimated           Amortized           Estimated
                                                     Cost             Fair Value             Cost             Fair Value
                                               ----------------    -----------------   -----------------   -----------------
Available-for-sale securities:
  FHLMC MBS                                      $  15,994,261         $ 16,053,668       $  16,361,253        $ 16,369,217
  GNMA MBS                                           6,369,894            6,207,444           2,633,942           2,588,947
  FNMA MBS                                          24,356,493           24,181,572          25,509,631          25,677,821
  Collaterized mortgage obligations                 27,174,203           25,648,743          27,275,536          25,303,089
  Commercial MBS                                    24,101,024           22,440,000          24,102,513          22,495,000
  Obligations of counties and municipalities         3,861,296            3,588,666           3,924,186           3,571,473
  Corporate obligations                                991,245              931,079             990,745             945,371
  U.S. Treasury securities                             791,843              772,859             791,301             770,094

                                                 $ 103,640,259         $ 99,824,031       $ 101,589,107        $ 97,721,012
                                                 =============         ============       =============        ============
Held-to-maturity securities:
  FHLMC MBS                                        $ 6,668,831         $  6,625,982       $   3,837,207        $  3,805,831
  GNMA MBS                                          16,315,452           15,979,963          17,177,221          16,933,843
  FNMA MBS                                           7,536,024            7,385,308           6,764,242           6,623,910
  Collateralized mortgage obligations                4,895,490            4,838,581           4,073,233           4,005,515
  Commercial MBS                                     2,036,971            1,975,000           2,864,392           2,796,697
  Obligations of counties and municipalities         2,394,395            2,311,370           2,394,594           2,279,954
                                                 -------------         ------------       -------------        ------------

                                                 $  39,847,163         $ 39,116,204       $  37,110,889        $ 36,445,750
                                                 =============         ============       =============        ============

NOTE 4 - LOANS RECEIVABLE

       Loans receivable consist of the following:

                                                    March 31,       December 31,
                                                      2000              1999
                                                 --------------    -------------
Mortgage:
  Residential                                     $ 43,910,911      $ 48,604,205
  Nonresidential                                   120,488,013       109,871,210
Construction:
  Residential                                        7,784,703         7,852,907
  Nonresidential                                     7,055,624         8,270,290
Non-Mortgage:
  Business                                          51,804,245        54,175,076
  Consumer                                          10,684,105         9,994,326
                                                 -------------     -------------

Total loans receivable                             241,727,601       238,768,014
Less:
  Deferred loan fees, net                            1,387,233         1,229,451
  Allowance for loan losses                          3,600,518         3,452,131
                                                 -------------     -------------

Loans receivable, net                            $ 236,739,850     $ 234,086,432
                                                 =============     =============

       The following sets forth information regarding the allowance for loan losses:

                                                   Three Months     Three Months
                                                      Ended            Ended
                                                    03/31/2000       03/31/1999
                                                  --------------   --------------
Allowance at beginning of period                    $ 3,452,131      $ 3,061,631

Provision for losses charged to income                  350,000          341,036
Charge-offs                                            (207,186)        (402,153)
Recoveries                                                5,573          203,312
                                                    -----------      -----------

Allowance at end of period                          $ 3,600,518      $ 3,203,826
                                                    ===========      ===========

NOTE 5 - EARNINGS PER SHARE

     The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of dilutive common stock equivalents.

Earnings per Share

                                                        For the three months ended
                                                March 2000                     March 1999
                                        ----------------------------   ----------------------------
                                                            Per                            Per
                                                           Share                          Share
                                           Shares         Amount          Shares         Amount
                                        -------------   ------------   -------------   ------------
Basic EPS                                  2,666,196         $ 0.44       2,636,544         $ 0.34
                                                             ======                         ======

Effect of dilutive
   Securities:
     Stock Options                                 -                         75,681
     Convertible Preferred Stock              21,975                         21,975
                                           ---------                      ---------

     Diluted EPS                           2,688,171         $ 0.44       2,734,200         $ 0.32
                                           =========         ======       =========         ======


NOTE 6 - OTHER SIGNIFICANT MATTERS

     Southern Financial signed a definitive Merger Agreement providing for a merger with First Savings Bank of Virginia. Southern Financial will issue .44 shares of its common stock in exchange for each share of common stock of First Savings Bank of Virginia. Subject to certain conditions including receipt of regulatory approval and approval of the shareholders of First Savings Bank of Virginia, closing of the merger is anticipated to occur in the third quarter of 2000. The merger will be accounted for under the purchase method.

SOUTHERN FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS  OF OPERATIONS

Financial Condition
-------------------

     Total assets of Southern Financial Bancorp, Inc. ("Southern Financial") at March 31, 2000 were $427.7 million, an increase of $21.5 million, or 5.3%, from total assets of $406.2 million at December 31, 1999. Total liabilities increased by $20.4 million, or 5.4%, to $397.8 million at March 31, 2000 from $377.4 million at December 31, 1999. The growth in total assets resulted primarily from increases of $15.4 million in overnight earning deposits, $4.8 million in investment securities, and $2.6 million in loans receivable.

     Total loans receivable increased by $2.6 million to $236.7 million at March 31, 2000 from $234.1 million at December 31, 1999, as new loan originations more than offset loan sales and prepayments of residential mortgage loans during the period. In this period Southern Financial sold the guaranteed portion of some of the Small Business Administration (SBA) loans that it held in portfolio. These sales totaled $2.9 million. Non-residential permanent mortgage loans increased by $10.6 million to $120.5 million at March 31, 2000, from $109.9 million at December 31, 1999. Non-mortgage business loans decreased $2.4 million to $51.8 million at March 31, 2000, from $54.2 million at December 31, 1999. Non-residential construction loans decreased $1.2 million from $8.3 million at December 31, 1999, to $7.1 million at March 31, 2000. Residential permanent mortgage loans decreased $4.7 million from $48.6 million at December 31, 1999, to $43.9 million at March 31, 2000.

     Investment securities available-for-sale increased from $97.7 million at December 31, 1999, to $99.8 million at March 31, 2000. There were purchases of $3.9 million of investment securities designated as available-for-sale. There were repayments and amortization of $1.8 million of investment securities available-for-sale during the period. There were no sales of investment securities available-for-sale during the three months ended March 31, 2000.

     Investment securities held-to-maturity increased by $2.7 million to $39.8 million at March 31, 2000, from $37.1 million at December 31, 1999. There were purchases of $4.1million of investment securities designated as held-to-maturity. There were repayments and amortization of $1.4 million of investment securities held-to-maturity during the period.

     Overnight earning deposits increased by $15.4 million from $4.5 million at December 31, 1999, to $19.9 million at March 31, 2000. This increase was due to an increase in deposits occurring near the end of the quarter.

     The increase in total assets was funded primarily by an increase of $20.6 million in deposits.

Results of Operations
---------------------

     Southern Financial's principal sources of revenue are interest on loans, gains on sales of loans, fees and service charges on loans, interest and dividends on investment securities, and service charges on deposit accounts. Net income is affected by interest on deposits and borrowings and operating expenses.

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

                                                                 Three Months Ended March 31,
                                                           2000                                 1999
                                             -------------------------------------------------------------------------
                                                 Average            Average            Average            Average
                                                 Balance          Yield/Rate           Balance           Yield/Rate
                                             ---------------------------------    ------------------------------------
                                                                         ($ in thousands)
Interest-Earning Assets
  Loans Receivable                                  $ 238,286            9.46%            $ 209,326              9.29%
  Investment Securities                               152,435            6.60               167,320              5.91
                                                    ---------           -----             ---------             -----
     Total Interest-Earning Assets                    390,721            8.34               376,646              7.79
                                                    ---------           -----             ---------             -----

Interest-Bearing Liabilities
  Deposits                                            356,461            4.01               357,583              3.98
  Borrowings                                           18,137            5.95                 8,383              4.91
                                                    ---------           -----             ---------             -----
     Total Interest-Bearing Liabilities               374,598            4.10               365,966              4.00
                                                    ---------           -----             ---------             -----
Average Dollar Difference
Between Interest-Earning Assets
and Interest-Bearing Liabilities                       16,123                                10,680
                                                    =========                             =========
Interest Rate Spread                                                     4.24                                    3.79
                                                                        =====                                   =====
Interest Margin                                                          4.41                                    3.90
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

                                                     For The Three Months Ended
                                                           March 31, 2000
                                                               Versus
                                                           March 31, 1999
                                          -----------------------------------------------
                                              Volume           Rate             Net
                                          --------------    ------------    -------------
                                                           ($ in thousands)
Interest income
    Loans Receivable                              $ 672            $ 89             $ 761
    Investment Securities                          (227)            272                45
                                                  -----           -----             -----
        Total interest income                       445             361               806
                                                  -----           -----             -----
Interest expense
    Deposits                                        (11)            109                98
    Borrowings                                      127               4               131
                                                  -----           -----             -----
        Total interest expense                      116             113               229
                                                  -----           -----             -----
Net interest income                               $ 329           $ 248             $ 577
                                                  =====           =====             =====

     Southern Financial's net income was $1.2 million for the three months ended March 31, 2000, compared to $887 thousand for the three months ended March 31, 1999, an increase of $289 thousand, or 32.5%. Diluted earnings per share were $.44 and $.32 for the three months ended March 31, 2000 and 1999, respectively. The weighted average number of diluted shares of common stock outstanding were 2,688,171 and 2,734,200 for the same periods in 2000 and 1999, respectively.

     Net interest income before provision for loan losses for the three months ended March 31, 2000 was $4.2 million, an increase of $577 thousand, or 15.9%, from $3.6 million for the three months ended March 31, 1999. The increase resulted primarily from growth in average interest-earning assets, as well as an increase in interest margin. Total interest-earning assets in the three months ended March 31, 2000 averaged $390.7 million as compared to $376.6 million for the same period in 1999. For the three months ended March 31, 2000, the interest rate spread was 4.24%, an increase of 45 basis points from 3.79% for the three months ended March 31, 1999. The yield on interest-earning assets for the three months ended March 31, 2000 was 8.34%, an increase of 55 basis points from the same period last year. The cost of interest-bearing liabilities increased by 10 basis points to 4.10% for the three months ended March 31, 2000 from 4.00% for the three months ended March 31, 1999.

     Total interest income increased by $806 thousand to $8.0 million for the quarter ended March 31, 2000 from $7.2 million for the three months ended March 31, 1999. This increase was due to an increase of $29 million in average loans receivable to $238.3 million for the three months ended March 31, 2000 from $209.3 million for the three months ended March 31, 1999, and an increase in the average yield on loans from 9.29% to 9.46% for the same periods. Average investment securities decreased by $14.9 million from $167.3 million in the three months ended March 31, 1999 to $152.4 million in the three months ended March 31, 2000. The yield on average investment securities for the quarter ended March 31, 2000 was 6.60%, an increase of 69 basis points from 5.91% for the three months ended March 31, 1999.

     Total interest expense increased by $229 thousand to $3.8 million for the three months ended March 31, 2000 from $3.6 million for the quarter ended March 31, 1999. Customer deposits averaged $356.5 million for the three months ended March 31, 2000, a decrease of $1.1 million from $357.6 million for the three months ended March 31, 1999. The average effective rate paid on deposits increased by 3 basis points to 4.01% in the 2000 period from 3.98% in the 1999 period. Average borrowings were $18.1 million for the quarter ended March 31, 2000, an increase of $9.7 million from $8.4 million for the three months ended March 31, 1999. The average effective rate paid on borrowings increased to 5.95% for the three months ended March 31, 2000 from 4.91% for the same period in 1999.

     The provision for loan losses for the three months ended March 31, 2000 was $350 thousand, as compared to $341 thousand for the three months ended March 31, 1999. The provision for loan losses is a current charge to earnings to increase the allowance for loan losses. Southern Financial has established the allowance for loan losses to absorb the inherent risk in lending after considering an evaluation of the loan portfolio, current economic conditions, changes in the nature and volume of lending, past loan experience and other relevant factors. During the three months ended March 31, 2000, Southern Financial's volume of non-residential mortgage loans has increased, and these loans tend to carry a higher risk classification. The increase in the provision for loan losses reflects the growth in the portfolio of non-residential mortgage loans. It is the opinion of Southern Financial that the allowance for loan losses at March 31, 2000 remains adequate. Although Southern Financial believes that the allowance is adequate, there can be no assurances that additions to such allowance will not be necessary in future periods, which would adversely affect the results of operations. The allowance for loan losses at March 31, 2000 was $3.6 million, or 1.50% of total loans receivable less deferred fees, versus $3.5 million at December 31, 1999, which was 1.45% of total loans receivable less deferred fees.

     During the three months ended March 31, 2000 charge-offs amounted to $207 thousand compared to $402 thousand during the same period last year. These charge-offs were related primarily to non-mortgage business loans and nonresidential mortgage loans. Recoveries amounted to $6 thousand during the quarter ended March 31, 2000, which was related to non-mortgage business loans that were charged off in prior years. Recoveries amounted to $203 thousand during the three months ended March 31, 1999, most of which was related to one non-residential mortgage loan that was charged off in 1996.

     Other income for the three months ended March 31, 2000 was $1 million as compared to $933 thousand for the three months ended March 31, 1999, an increase of $90 thousand, or 9.7%. Fee income increased $84 thousand during the three months ended March 31, 2000, compared to the same period last year, due to fees earned by Southern WebTech.com.

     Other expense increased by $191 thousand, or 6.5%, to $3.1 million for the three months ended March 31, 2000 from $2.9 million for the three months ended March 31, 1999. Employee compensation and benefits increased by $108 thousand, or 6.9%, reflecting normal wage increases for existing personnel and some additional staffing. Expenses for premises and equipment increased by $67 thousand, or 12.3%, primarily because of increased rent expense.

Regulatory Capital Requirements
-------------------------------

    At March 31, 2000 Southern Financial exceeded all regulatory capital standards, which were as follows:

                                      Actual Capital            Required Capital            Excess Capital
                                   Amount        Ratio         Amount        Ratio        Amount       Ratio
                                -------------------------   ------------------------   ------------------------
                                                             (Dollars in thousands)
Leverage capital                  $ 31,270        7.65%       $ 16,355       4.00%       $ 14,915        3.65%
  (to average assets)
Tier 1 capital                      31,270       11.06%         11,307       4.00%         19,963        7.06%
  (to risk-weighted assets)
Tier 1 and Tier 2 capital           34,804       12.31%         22,614       8.00%         12,190        4.31%
  (to risk-weighted assets)

Liquidity
---------

     Southern Financial's primary sources of funds are deposits, loan repayments, proceeds from the sale of loans and investment securities, repayments and maturities of investment securities, and borrowings from the Federal Home Loan Bank of Atlanta under a credit availability in the amount of approximately $85 million. At March 31, 2000, Southern Financial had $31 million of unfunded lines of credit and undisbursed construction loan funds of $10.3 million. Approved loan commitments were $6.4 million at March 31, 2000, and Southern Financial had commitments from investors to purchase loans in the amount of $841 thousand. It is anticipated that funding requirements for these commitments can be met from the normal sources of funds.

Special Note Regarding Forward-looking Information
--------------------------------------------------

     Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report and the documents incorporated herein by reference constitute "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Southern Financial, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in Southern Financial's market area, inflation, fluctuations in interest rates, changes in government regulations and competition, which will, among other things, impact demand for loans and banking services; the ability of Southern Financial to implement its business strategy; and changes in, or the failure to comply with, government regulations.

     Forward-looking statements are intended to apply only at the time they are made. Moreover, whether or not stated in connection with a forward-looking statement, Southern Financial undertakes no obligation to correct or update a forward-looking statement should Southern Financial later become aware that it is not likely to be achieved. If Southern Financial were to update or correct a forward-looking statement, investors and others should not conclude that Southern Financial will make additional updates or corrections thereafter.

Item 3 - Quantitative and Qualitative Disclosure about Market Risk

     Southern Financial's interest rate sensitivity is primarily monitored by management through the use of a model which generates estimates of the change in Southern Financial's market value of portfolio equity ("MVPE") over a range of interest rate scenarios. Such analysis was prepared by a third party. MVPE is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts using standard industry assumptions about estimated loan prepayment rates, reinvestment rates, and deposit decay rates. The following table sets forth an analysis of Southern Financial's interest rate risk as measured by the estimated change in MVPE resulting from instantaneous and sustained parallel shifts in the yield curve (plus or minus 300 basis points, measured in 100 basis point increments) as of March 31, 2000.

                Sensitivity of Market Value of Portfolio Equity
                            (amounts in thousands)

   Change in       Market Value of Portfolio Equity                   Market Value of
 Interest Rates    Amount      $ Change    % Change               Portfolio Equity as a % of
In Basis Points               From Base      From                    Total     Portfolio
  (Rate Shock)                               Base                   Assets       Equity
                                                                               Book Value
-------------------------------------------------------------------------------------------
Up 300              34,465      (10,587)    -23.50%                   8.06%      115.39%
Up 200              38,380       (6,672)    -14.81%                   8.97%      128.50%
Up 100              41,659       (3,393)     -7.53%                   9.74%      139.48%
Base                45,052            -       0.00%                  10.53%      150.84%
Down 100            48,009        2,957       6.56%                  11.22%      160.74%
Down 200            50,803        5,751      12.77%                  11.88%      170.10%
Down 300            54,772        9,720      21.58%                  12.80%      183.39%

     Southern Financial's interest rate sensitivity is also monitored by management through the use of a model that generates estimates of the change in the adjusted net interest income over a range of interest rate scenarios. Such analysis was also prepared by a third party. Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities including the effect of the interest rate swaps. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. In this regard, the model assumes that the composition of Southern Financial's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.


                      Sensitivity of Net Interest Income
                            (amounts in thousands)

   Change in           Adjusted Net
 Interest Rates      Interest Income                    Net Interest Margin
In Basis Points                % Change                             % Change
  (Rate Shock)     Amount     From Base                 Percent    From Base
------------------------------------------            ------------------------

Up 300              14,305       -4.79%                   3.34%       -4.84%
Up 200              14,597       -2.84%                   3.41%       -2.85%
Up 100              14,862       -1.08%                   3.47%       -1.14%
Base                15,024        0.00%                   3.51%        0.00%
Down 100            15,026        0.01%                   3.51%        0.00%
Down 200            15,033        0.06%                   3.51%        0.00%
Down 300            15,133        0.73%                   3.54%        0.85%


     Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in MVPE and in Sensitivity of Net Interest Income require the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. Accordingly, although the MVPE table and Sensitivity of Net Interest Income table provide an indication of Southern Financial's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on its worth and net interest income.

SOUTHERN FINANCIAL BANCORP, INC.


Part II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS
          -----------------

               Not applicable

Item 2.   CHANGES IN SECURITIES
          ---------------------

               Not applicable

Item 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

               Not applicable

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

               Not applicable

Item 5.   OTHER INFORMATION
          -----------------

               Not applicable

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.
          ---------------------------------

               Exhibits Required
               None

               Reports on Form 8-K
               No reports on Form 8-K were filed during the three months ended March 31, 2000.

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



                              SOUTHERN FINANCIAL BANCORP, INC.
                              --------------------------------
                                    (Registrant)



Date     5/15/00              By:___________________________________
     ------------------          Georgia S. Derrico
                                 Chairman and
                                 Chief Executive Officer
                                 (Duly Authorized Representative)




Date     5/15/00              By:____________________________________
     -----------------           William H. Lagos
                                 Senior Vice President and Controller
                                 Principal Accounting Officer
                                 (Duly Authorized Representative)