Form 10-Q
period 2000-06-30
SOUTHERN FINANCIAL BANCORP INC /VA/
filed 2000-08-11
CIK 914789

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20459


                                    FORM 10-Q


                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



For the Quarter Ended:                   Commission File No.:
    June 30, 2000                              0-22836



                        SOUTHERN FINANCIAL BANCORP, INC.



         Virginia                                       54-1779978
------------------------------               ---------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)


     37 East Main Street
    Warrenton, Virginia                                  20186
------------------------------              -----------------------------------
(address of principal executive office)                 (Zip Code)



Registrant's Telephone Number, including area code:  (540) 349-3900



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES   X                                              NO
                      -----                                              -----


As of July 31, 2000, there were 2,658,456 shares of the registrant's Common Stock outstanding.

                        SOUTHERN FINANCIAL BANCORP, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                  June 30, 2000

                                TABLE OF CONTENTS

                                                                          Page
                                                                         Number

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                  Consolidated Balance Sheets
                  as of June 30, 2000 (Unaudited) and
                  December 31, 1999                                            3

                  Consolidated Statements of Income for the
                  Three and Six Months Ended June 30, 2000 and 1999
                  (Unaudited)                                                  4

                  Consolidated Statements of Comprehensive Income
                  for the Three and Six Months Ended June 30, 2000 and
                  1999 (Unaudited)                                             5

                  Consolidated Statements of Cash Flows for the
                  Six Months Ended June 30, 2000 and 1999
                  (Unaudited)                                                  6

                  Notes to Consolidated Financial Statements
                  (Unaudited)                                             7 - 10

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         11 - 15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk       16 -17

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings                                                    18

Item 2.  Changes in Securities                                                18

Item 3.  Defaults upon Senior Securities                                      18

Item 4.  Submission of Matters to a Vote of Security Holders                  18

Item 5.  Other Information                                                    18

Item 6.  Exhibits and Reports on Form 8-K                                     18

PART III.         SIGNATURES                                                  19

SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS


                                                                        June 30,
                                                                          2000                 December 31,
                                                                       (Unaudited)                 1999
                                                                   --------------------     --------------------
Assets
Cash and due from banks                                                   $ 14,695,588             $ 12,667,620
Overnight earning deposits                                                   3,038,891                4,464,338
Investment securities, available for sale                                  106,832,939               97,721,012
Investment securities, held to maturity                                     41,933,782               37,110,889
Loans held for sale                                                            237,000                  442,000
Loans receivable, net                                                      240,888,017              234,086,432
Premises and equipment, net.                                                 6,230,182                6,445,589
Other assets                                                                13,261,560               13,283,684
                                                                   --------------------     --------------------

Total assets                                                             $ 427,117,959            $ 406,221,564
                                                                   ====================     ====================


Liabilities and Stockholders' Equity
Liabilities:
Deposits                                                                 $ 378,707,282            $ 367,187,558
Advances from  Federal Home Loan Bank                                        9,000,000                5,000,000
Capital Trust borrowings                                                     5,000,000                        -
Other liabilities                                                            3,749,360                5,169,909
                                                                   --------------------     --------------------

Total liabilities                                                          396,456,642              377,357,467
                                                                   --------------------     --------------------

Commitments
Stockholders' equity:
Preferred stock                                                                    136                      136
Common stock                                                                    26,717                   26,562
Capital in excess of par value                                              23,706,325               23,662,935
Retained earnings                                                            8,702,126                6,898,249
Accumulated other comprehensive loss                                        (1,773,987)              (1,723,785)
                                                                   --------------------     --------------------

Total stockholders' equity                                                  30,661,317               28,864,097
                                                                   --------------------     --------------------

Total liabilities and stockholders' equity                               $ 427,117,959            $ 406,221,564
                                                                   ====================     ====================







   The accompanying notes are an integral part of these financial statements.



SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENTS OF INCOME





                                                         Three Months Ended                Six Months Ended
                                                           June 30,                           June 30,
                                                        2000             1999             2000              1999
                                                        ----             ----             ----              ----

Interest income:
Loans                                                 $ 5,975,924     $ 4,832,346      $ 11,532,088      $ 9,626,463
Investment securities                                   2,593,091       2,401,037         5,075,486        4,839,162
                                                      -----------     -----------      ------------      -----------

Total interest income                                   8,569,015       7,233,383        16,607,574       14,465,625
                                                      -----------     -----------      ------------      -----------

Interest expense:
Deposits                                                3,774,511       3,376,401         7,342,029        6,885,664
Borrowings                                                392,232         104,492           665,646          207,325
                                                      -----------     -----------      ------------      -----------

Total interest expense                                  4,166,743       3,480,893         8,007,675        7,092,989
                                                      -----------     -----------      ------------      -----------

Net interest income                                     4,402,272       3,752,490         8,599,899        7,372,636
Provision for loan losses                                 325,000         440,000           675,000          781,036
                                                      -----------     -----------      ------------      -----------

Net interest income after provision for loan losses     4,077,272       3,312,490         7,924,899        6,591,600
                                                      -----------     -----------      ------------      -----------
Other income:
Fee income                                                623,987         530,353         1,282,601        1,104,818
Gain on sale of loans                                     271,215         342,743           604,593          686,516
Other                                                      59,184         230,503            90,412          245,151
                                                      -----------     -----------      ------------      -----------

Total other income                                        954,386       1,103,599         1,977,606        2,036,485
                                                      -----------     -----------      ------------      -----------

Other expense:
Employee compensation and benefits                      1,691,506       1,561,155         3,349,892        3,111,357
Premises and equipment                                    622,881         618,215         1,238,430        1,166,510
Data processing expense                                   271,578         237,375           546,821          454,563
Advertising                                                48,748          63,034           109,634          140,755
Deposit insurance assessments                              18,696          36,762            36,360           73,488
Other                                                     474,710         528,060           968,279        1,028,506
                                                      -----------     -----------      ------------      -----------

Total other expense                                     3,128,119       3,044,601         6,249,416        5,975,179
                                                      -----------     -----------      ------------      -----------

Income before income taxes                              1,903,539       1,371,488         3,653,089        2,652,906
Provision for income taxes                                630,600         382,450         1,204,600          776,875
                                                      -----------     -----------      ------------      -----------

Net income                                            $ 1,272,939       $ 989,038       $ 2,448,489      $ 1,876,031
                                                      ===========     ===========      ============      ===========

Earnings per common share:
Basic                                                      $ 0.48          $ 0.37            $ 0.92           $ 0.71
Diluted                                                      0.47            0.36              0.90             0.69
Weighted average shares outstanding:
Basic                                                   2,658,398       2,644,415         2,662,297        2,640,480
Diluted                                                 2,709,025       2,722,633         2,717,050        2,728,417



    The accompanying notes are an integral part of these financial statements

SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME



                                                          Three Months Ended                  Six Months Ended
                                                                June 30,                            June 30,

                                                        2000              1999              2000              1999
                                                        ----              ----              ----              ----

Net income                                            $ 1,272,939         $ 989,038       $ 2,448,489       $ 1,876,031
Other comprehensive income:
Cash flow hedge:
    Unrealized holding gain                                89,520           334,132           169,305           701,145
    Reclassification adjustment for net interest
    expense included in net income                        (67,375)           15,883          (107,160)           27,155
Available-for-sale securities:
    Unrealized holding loss                              (190,075)         (932,058)         (138,209)       (1,069,971)
    Reclassification adjustment for gains
    included in net income                                      -           (88,117)                -           (88,117)
                                                      -----------         ---------       -----------       -----------
Other comprehensive income before tax                    (167,930)         (670,160)          (76,064)         (429,788)
Income tax expense related to items of other
    comprehensive income                                  (57,096)         (225,029)          (25,862)         (146,129)
                                                      -----------         ---------       -----------       -----------

Other comprehensive income, net of tax                   (110,834)         (445,131)          (50,202)         (283,659)


Comprehensive income                                  $ 1,162,105         $ 543,907       $ 2,398,287       $ 1,592,372
                                                      ===========         =========       ===========       ===========







    The accompanying notes are an integral part of these financial statements

SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                             Six Months Ended
                                                                                                  June 30,
                                                                                     ----------------------------------
                                                                                        2000                  1999
                                                                                        ----                  ----

Cash flows from operating activities:
Net Income                                                                           $ 2,448,489            $ 1,876,031
Adjustments to reconcile net income to
net cash provided by operating activities:
    Depreciation and amortization                                                        472,227                610,307
    Provision for loan losses                                                            675,000                781,036
    Gain on sale of loans                                                               (604,593)              (686,516)
    Gain on sale of securities                                                                 -                (88,117)
    Amortization of deferred loan fees                                                  (266,802)              (289,101)
    Net change in loans held for sale                                                    292,431                380,368
    Decrease in other assets                                                              43,817                302,441
    Increase (decrease) in other liabilities                                          (1,440,003)                88,646
                                                                                    ------------           ------------

Net cash provided by operating activities                                              1,620,566              2,975,095
                                                                                    ------------           ------------

Cash flows from investing activities:
    Increase in loans receivable                                                      (6,393,387)            (7,464,003)
    Purchase of investment securities, held-to-maturity                               (7,644,597)            (1,253,846)
    Purchase of investment securities, available-for-sale                            (14,038,754)           (28,609,490)
    Sale of investment securities available-for-sale                                           -              5,404,657
    Paydowns of investment securities                                                  7,559,981             34,921,047
    (Increase) decrease in overnight earning deposits, net                             1,425,447             (3,056,095)
    Increase in premises and equipment, net                                             (244,946)              (724,448)
    Increase in Federal Home Loan Bank stock                                             (25,000)              (171,200)
                                                                                    ------------           ------------

Net cash used by  investing activities                                               (19,361,256)              (953,378)
                                                                                    ------------           ------------
Cash flows from financing activities:
    Net increase in deposits                                                          11,519,724              5,576,087
    Increase (decrease) in advances from FHLB                                          4,000,000             (3,500,000)
    Proceeds from Capital Trust borrowings                                             5,000,000                      -
    Proceeds from issuance of common stock                                                42,296                176,838
    Repurchase of common stock                                                          (148,750)                     -
    Dividends on preferred and common stock                                             (644,612)              (366,650)
                                                                                    ------------           ------------

Net cash provided by  financing activities                                            19,768,658              1,886,275
                                                                                    ------------           ------------

Net increase in cash and due from banks                                                2,027,968              3,907,992

Cash and due from banks, beginning of period                                          12,667,620             10,820,765
                                                                                    ------------           ------------

Cash and due from banks, end of period                                              $ 14,695,588           $ 14,728,757
                                                                                    ============           ============





        The accompanying notes are an integral part of these statements

SOUTHERN FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and, therefore, do not include all information or footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for a fair presentation have been included. All adjustments are of a normal recurring nature. The results of operations for the six-month period ended June 30, 2000 are not necessarily indicative of the results of the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in Southern Financial Bancorp, Inc.'s Annual Report for the year ended December 31, 1999.

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

         Each of the four swap agreements has a notional amount of $5 million, and Southern Financial agreed to pay a rate fixed for the period of the swap and receive 3 month LIBOR. Three of the swaps are for a period of five years and have fixed rates ranging from 5.23% to 5.29%; the fourth swap is for a period of ten years and has a fixed rate of 5.45%. The purpose of all four of these swaps was to hedge the variability of cash flows resulting from changes in interest rates in Southern Financial's floating rate liabilities, specifically Southern Financial's CD's in amounts greater than $90,000, which have maturities of one month to six months. Southern Financial performed a regression analysis using monthly averages of both 3 month LIBOR and Southern Financial's hedged CD's and determined that there was a highly effective correlation. Southern Financial designated CD's that were outstanding on the inception dates of the swaps as being hedged by the swaps, and as the hedged CD's mature, Southern Financial has identified other individual CD's to replace them. During the remaining six months of the year ending December 31, 2000, it is estimated that an immaterial amount of gains in accumulated other comprehensive income related to the interest rate swaps are expected to be reclassified into interest expense as a yield adjustment of the hedged CD's.

         During the quarter ended June 30, 2000, a portion of the hedge was "ineffective" as the spread between LIBOR (the denomination of the floating rate side of the interest rate swaps) and Southern Financial's CD issuance costs changed. Since there was an unfavorable change in the net present value of the variance in the spread for the weighted average remaining life of the interest rate swaps, a loss in the amount of $51 thousand was recognized.

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

NOTE 3 - INVESTMENT SECURITIES

              The following table sets forth the investment securities portfolio as of the dates indicated:





                                                           June 30, 2000                           December 31, 1999
                                                   Amortized           Estimated            Amortized           Estimated
                                                     Cost              Fair Value              Cost             Fair Value
                                                   ---------           ----------           ---------           ----------
Available-for-sale securities:
    FHLMC MBS                                      $ 19,426,668         $ 19,255,377         $ 16,361,253        $ 16,369,217
    GNMA MBS                                          9,274,953            9,188,182            2,633,942           2,588,947
    FNMA MBS                                         25,625,896           25,406,670           25,509,631          25,677,821
    Collaterized mortgage obligations                27,061,290           25,379,058           27,275,536          25,303,089
    Commercial MBS                                   24,097,943           22,646,875           24,102,513          22,495,000
    Obligations of counties and municipalities        3,868,568            3,529,540            3,924,186           3,571,473
    Corporate obligations                               991,479              950,362              990,745             945,371
    U.S. Treasury and agency securities                 492,445              476,875              791,301             770,094
                                                  $ 110,839,242        $ 106,832,939        $ 101,589,107        $ 97,721,012
                                                  =============        =============        =============        ============

Held-to-maturity securities:
    FHLMC MBS                                       $ 6,440,743          $ 6,421,486          $ 3,837,207         $ 3,805,831
    GNMA MBS                                         15,381,871           15,071,525           17,177,221          16,933,843
    FNMA MBS                                          9,387,678            9,290,495            6,764,242           6,623,910
    Collateralized mortgage obligations               3,951,231            3,852,469            4,073,233           4,005,515
    Commercial MBS                                    3,488,255            3,483,011            2,864,392           2,796,697
    Obligations of counties and municipalities        2,394,278            2,263,510            2,394,594           2,279,954
    U.S. Treasury and agency securities                 889,726              909,524                    -                   -
                                                   ------------         ------------         ------------        ------------

                                                   $ 41,933,782         $ 41,292,020         $ 37,110,889        $ 36,445,750
                                                   ============         ============         ============        ============



NOTE 4 - LOANS RECEIVABLE

                   Loans receivable consist of the following:



                                        June 30,              December 31,
                                          2000                    1999
                                        -------               -----------

Mortgage:
    Residential                        $ 41,535,422            $ 48,604,205
    Nonresidential                      121,402,550             109,871,210
Construction:
    Residential                           4,708,558               7,852,907
    Nonresidential                        6,788,927               8,270,290
NonMortgage:
    Business                             62,271,968              54,175,076
    Consumer                              9,696,031               9,994,326
                                      -------------           -------------

Total loans receivable                  246,403,456             238,768,014
Less:
     Deferred loan fees, net              1,451,652               1,229,451
     Allowance for loan losses            4,063,787               3,452,131
                                      -------------           -------------

Loans receivable, net                 $ 240,888,017           $ 234,086,432
                                      =============           =============



 The following sets forth information regarding the allowance for loan losses:



                                            Six Months           Six Months
                                              Ended                Ended
                                              6/30/00              6/30/99

Allowance at beginning of period           $ 3,452,131          $ 3,061,631
Provision for losses charged to income         675,000              781,036
Chargeoffs                                   (339,022)            (739,566)
Recoveries                                     275,678              217,025
                                        ---------------    ----------------


Allowance at end of period                 $ 4,063,787          $ 3,320,126
                                        ===============    =================

NOTE 5  EARNINGS PER SHARE

            The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of dilutive common stock equivalents.





                                               For the three months ended                      For the six months ended
                                        June 2000               June 1999               June 2000               June 1999
                                        ---------               ---------               ---------               ---------
                                                   Per                     Per                     Per                     Per
                                                  Share                   Share                   Share                   Share
                                     Shares      Amount      Shares      Amount      Shares       Amount      Shares      Amount
                                     ------      ------      ------      ------      ------       ------      ------      ------
Basic EPS                            2,658,398   $0.48     2,644,415     $0.37     2,662,297     $0.92     2,640,480     $0.71
                                                 =====                   =====                   =====                   =====
Effect of dilutive
   securities:
        Stock options                   28,652                56,243                  32,778                  65,962
        Convertible preferred stock     21,975                21,975                  21,975                  21,975
                                     ---------             ---------               ---------               ---------


 Diluted EPS                         2,709,025   $0.47     2,722,633     $0.36     2,717,050     $0.90     2,728,417     $0.69
                                     =========   =====     =========     =====     =========     =====     =========     =====




NOTE 6  OTHER SIGNIFICANT MATTERS

              Southern Financial signed a definitive Merger Agreement providing for a merger with First Savings Bank of Virginia. Southern Financial will issue
 .44 shares of its common stock in exchange for each share of common stock of First Savings Bank of Virginia. Subject to approval of the shareholders of First Savings Bank of Virginia, closing of the merger is anticipated to occur on September 1, 2000. The merger will be accounted for under the purchase method.

              On May 24, 2000, Southern Financial completed a $5 million offering of redeemable capital securities through its wholly owned subsidiary, Southern Financial Capital Trust I. The proceeds from this offering qualify as capital for regulatory banking purposes. Southern Financial used a portion of these proceeds to fund earning asset growth.

SOUTHERN FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS  OF OPERATIONS


Financial Condition

         Total assets of Southern Financial Bancorp, Inc. ("Southern Financial") at June 30, 2000 were $427.1 million, an increase of $20.9 million, or 5.1%, from total assets of $406.2 million at December 31, 1999. Total liabilities increased by $19.1 million, or 5.1%, to $396.5 million at June 30, 2000 from $377.4 million at December 31, 1999. The growth in total assets resulted primarily from an increase of $13.9 million in investment securities and $6.8 million in loans receivable.

         Total loans receivable increased by $6.8 million to $240.9 million at June 30, 2000 from $234.1 million at December 31, 1999, as new loan originations more than offset loan sales and prepayments of residential mortgage loans during the period. In this period the Bancorp sold the guaranteed portion of some of the Small Business Administration (SBA) loans that it held in portfolio. These sales totaled $5.8 million. Nonresidential permanent mortgage loans increased by $11.5 million to $121.4 million at June 30, 2000, from $109.9 million at December 31, 1999. Nonmortgage business loans increased $8.1 million to $62.3 million at June 30, 2000, from $54.2 million at December 31, 1999. Residential construction loans decreased $3.1 million from $7.8 million at December 31, 1999, to $4.7 million at June 30, 2000. Residential permanent mortgage loans decreased $7.1 million from $48.6 million at December 31, 1999, to $41.5 million at June 30, 2000. Nonresidential construction loans decreased $1.5 million from $8.3 million at December 31, 1999, to $6.8 million at June 30, 2000

         Investment securities available-for-sale increased from $97.7 million at December 31, 1999, to $106.8 million at June 30, 2000. There were purchases of $14.0 million of investment securities designated as availableforsale. There were repayments and amortization of $4.8 million of investment securities availableforsale during the period. There were no sales of investment securities availableforsale during the six months ended June 30, 2000.

         Investment securities held-to-maturity increased by $4.8 million to $41.9 million at June 30, 2000, from $37.1 million at December 31, 1999. There
were   purchases  of  $7.6million   of  investment   securities   designated  as
heldtomaturity. There were repayments and amortization of $2.8 million of investment securities heldtomaturity during the period.

         The increase in total assets was funded by an increase of $11.5 million in customer deposits. Southern Financial Capital Trust borrowings provided $5.0 million, and advances from the Federal Home Loan Bank of Atlanta increased $4.0 million since December 31, 1999.

Results of Operations

         Southern Financial's principal sources of revenue are interest on loans, gains on sales of loans, fees and service charges on loans, interest and dividends on investment securities, and service charges on deposit accounts. Net income is affected by interest on deposits and borrowings and operating expenses.

         The following table presents, for periods indicated, average balances of and weighted average yields on interestearning assets and average balances of and weighted average effective rates paid on interestbearing liabilities. Calculations have been made utilizing monthend average balances for loans and investment securities and daily average balances for borrowings and deposits, and the effect of the interest rate swaps is reflected in the average rate on deposits. Loan balances do not include nonaccrual loans.


                                                                    Six Months Ended June 30,
                                                            2000                                 1999
                                                            ----                                 ----
                                                 Average            Average            Average            Average
                                                 Balance          Yield/Rate           Balance           Yield/Rate
                                                 -------          ----------           -------           ----------
                                                                          ($ in thousands)

Interest-earning assets
    Loans receivable                                $ 241,012            9.57   %         $ 211,832              9.21 %
    Investment securities                             153,290            6.62               164,328              5.97
                                                      -------            ----               -------              ----
        Total interest-earning assets                 394,302            8.42               376,160              7.79
                                                      -------            ----               -------              ----


Interest-bearing liabilities
    Deposits                                          360,366            4.09               356,335              3.92
    Borrowings                                         20,148            6.54                 8,390              4.91
                                                      -------            ----               -------              ----
        Total interest-bearing liabilities            380,514            4.22               364,725              3.94
                                                      -------            ----               -------              ----

Average dollar difference
between interest-earning assets
and interest-bearing liabilities                       13,788                                11,435
                                                      =======                               =======
Interest rate spread                                                     4.20                                    3.85
                                                                         ====                                    ====
Interest margin                                                          4.35                                    3.97
                                                                         ====                                    ====




         The following table presents information regarding changes in interest income and interest expense for the periods indicated. For each category of
interestearning  assets  and  interestbearing   liabilities,   information  is
provided on changes attributable to changes in volume (changes in volume multiplied by old rate) and changes in rate (changes in rate multiplied by old volume). The dollar changes in interest income and interest expense attributable to changes in rate/volume (change in rate multiplied by change in volume) have been allocated between rate and volume variances based on the percentage relationship of such variances to each other. The effect of the interest rate swaps is reflected in interest expense on deposits.



                                           For The Six Months Ended
                                                 June 30, 2000
                                                    Versus
                                                 June 30, 1999
                                    -------------------------------------------
                                     Volume           Rate                  Net
                                     ------           ----                  ---
                                                ($ in thousands)

Interest income
    Loans receivable               $ 1,375           $ 531               $ 1,906
    Investment securities             (338)            574                   236
                                   -------           -----               -------
        Total interest income        1,037           1,105                 2,142
                                   -------           -----               -------

Interest expense
    Deposits                            95             361                   456
    Borrowings                         371              88                   459
                                   -------           -----               -------
        Total interest expense         466             449                   915
                                   -------           -----               -------
Net interest income                  $ 571           $ 656               $ 1,227
                                   =======           =====               =======

         Southern Financial's net income was $2.4 million for the six months ended June 30, 2000, compared to $1.9 million for the six months ended June 30, 1999, an increase of $572 thousand, or 30.5%. Diluted earnings per share were $.90 and $.69 for the six months ended June 30, 2000 and 1999, respectively. The weighted average number of diluted shares of common stock outstanding were 2,717,050 and 2,728,417 for the same periods in 2000 and 1999, respectively.

         Southern Financial's net income was $1.3 million for the three months ended June 30, 2000, compared to $989 thousand for the three months ended June 30, 1999, an increase of $284 thousand, or 28.7%. Diluted earnings per share were $.47 and $.36 for the three months ended June 30, 2000 and 1999, respectively. The weighted average number of diluted shares of common stock outstanding were 2,709,025 and 2,722,633 for the same periods in 2000 and 1999, respectively.

         Net interest income before provision for loan losses for the six months ended June 30, 2000 was $8.6 million, an increase of $1.2 million, or 16.7%, from $7.4 million for the six months ended June 30, 1999. The increase resulted primarily from growth in average interest-earning assets, as well as an increase in interest margin. Total interest-earning assets in the six months ended June 30, 2000 averaged $394.3 million as compared to $376.2 million for the same period in 1999. For the six months ended June 30, 2000, the interest rate spread was 4.20%, an increase of 35 basis points from 3.85% for the six months ended June 30, 1999. The yield on interest-earning assets for the six months ended June 30, 2000 was 8.42%, an increase of 63 basis points from the same period last year. The cost of interest-bearing liabilities increased by 28 basis points to 4.22% for the six months ended June 30, 2000 from 3.94% for the six months ended June 30, 1999.

         Net interest income before provision for loan losses for the three months ended June 30, 2000 was $4.4 million, an increase of $650 thousand, or 17.3%, from $3.8 million for the three months ended June 30, 1999. The increase resulted primarily from growth in average interest-earning assets, as well as an increase in interest margin. Total interest-earning assets in the three months ended June 30, 2000 averaged $400.9 million as compared to $376.1 million for the same period in 1999. For the three months ended June 30, 2000, the interest rate spread was 4.24%, an increase of 33 basis points from 3.91% for the three months ended June 30, 1999. The yield on interest-earning assets for the three months ended June 30, 2000 was 8.56%, an increase of 76 basis points from the same period last year. The cost of interest-bearing liabilities increased by 43 basis points to 4.32% for the three months ended June 30, 2000 from 3.89% for the three months ended June 30, 1999.

         Total interest income increased by $2.1 million to $16.6 million for the six months ended June 30, 2000 from $14.5 million for the six months ended June 30, 1999. This increase was due to an increase of $29.1 million in average loans receivable to $241.0 million for the six months ended June 30, 2000 from $211.8 million for the six months ended June 30, 1999, and an increase in the average yield on loans from 9.21% to 9.57% for the same periods. Average investment securities decreased by $11.0 million from $164.3 million in the six months ended June 30, 1999 to $153.3 million in the six months ended June 30, 2000. The yield on average investment securities for the six months ended June 30, 2000 was 6.62%, an increase of 65 basis points from 5.97% for the six months ended June 30, 1999.

         Total interest income increased by $1.4 million to $8.6 million for the quarter ended June 30, 2000 from $7.2 million for the three months ended June 30, 1999. This increase was due to an increase of $29.7 million in average loans receivable to $243.8 million for the three months ended June 30, 2000 from $214.1 million for the three months ended June 30, 1999, and an increase in the average yield on loans from 9.15% to 9.76% for the same periods. Average investment securities decreased by $4.8 million from $162.0 million in the three months ended June 30, 1999 to $157.2 million in the three months ended June 30, 2000. The yield on average investment securities for the quarter ended June 30, 2000 was 6.69%, an increase of 68 basis points from 6.01% for the three months ended June 30, 1999.

         Total interest expense increased by $915 thousand to $8.0 million for the six months ended June 30, 2000 from $7.1 million for the six months ended June 30, 1999. Customer deposits averaged $360.3 million for the six months ended June 30, 2000, an increase of $4.0 million from $356.3 million for the six months ended June 30, 1999. The average effective rate paid on deposits increased by 17 basis points to 4.09% in the 2000 period from 3.92% in the 1999 period. Average borrowings were $20.1 million for the six months ended June 30, 2000, an increase of $11.7 million from $8.4 million for the six months ended June 30, 1999. The average effective rate paid on borrowings increased to 6.54% for the six months ended June 30, 2000 from 4.91% for the same period in 1999.

         Total interest expense increased by $686 thousand to $4.2 million for the three months ended June 30, 2000 from $3.5 million for the quarter ended June 30, 1999. Customer deposits averaged $364.3 million for the three months ended June 30, 2000, an increase of $9.2 million from $355.1 million for the three months ended June 30, 1999. The average effective rate paid on deposits increased by 30 basis points to 4.16% in the 2000 period from 3.86% in the 1999 period. Average borrowings were $22.2 million for the quarter ended June 30, 2000, an increase of $13.8 million from $8.4 million for the three months ended June 30, 1999. The average effective rate paid on borrowings increased to 7.00% for the three months ended June 30, 2000 from 4.95% for the same period in 1999.

         The provision for loan losses for the six months ended June 30, 2000 was $675 thousand, as compared to $781 thousand for the six months ended June 30, 1999. The provision for loan losses is a current charge to earnings to increase the allowance for loan losses. Southern Financial has established the allowance for loan losses to absorb the inherent risk in lending after considering an evaluation of the loan portfolio, current economic conditions, changes in the nature and volume of lending, past loan experience and other relevant factors. It is the opinion of Southern Financial that the allowance for loan losses at June 30, 2000 remains adequate. Although Southern Financial believes that the allowance is adequate, there can be no assurances that additions to such allowance will not be necessary in future periods, which would adversely affect the results of operations. The allowance for loan losses at June 30, 2000 was $4.1 million, or 1.66% of total loans receivable less deferred fees, versus $3.5 million at December 31, 1999, which was 1.45% of total loans receivable less deferred fees.

         Other income for the six months ended June 30, 2000 was $1.9 million, a slight decrease from $2.0 for the six months ended June 30, 1999. Fee income increased $178 thousand during the six months ended June 30, 2000, compared to the same period last year, due to fees earned by Southern WebTech.com.

         Other expense increased by $274 thousand, or 4.6%, to $6.2 million for the six months ended June 30, 2000 from $5.9 million for the six months ended June 30, 1999. Employee compensation and benefits increased by $239 thousand, or 7.7%, reflecting normal wage increases for existing personnel and some additional staffing.

Regulatory Capital Requirements

         At June 30, 2000 Southern Financial exceeded all regulatory capital standards, which were as follows:





                                      Actual Capital              Required Capital               Excess Captial
                                   Amount        Ratio           Amount        Ratio           Amount       Ratio
                                   ------        -----           ------        -----           ------       -----

                                                              (Dollars in thousands)
Leverage capital                     $ 37,135        8.89%         $ 16,708       4.00%         $ 20,427        4.89%
  (to average assets)
Tier 1 capital                         37,135       12.89%           11,525       4.00%           25,610        8.89%
  (to risk-weighted assets)
Tier 1 and Tier 2 capital              40,742       14.14%           23,050       8.00%           17,692        6.14%
  (to risk-weighted assets)



Liquidity

         Southern Financial's primary sources of funds are deposits, loan repayments, proceeds from the sale of loans and investment securities, repayments and maturities of investment securities, and borrowings from the Federal Home Loan Bank of Atlanta under a credit availability in the amount of approximately $85 million. At June 30, 2000, Southern Financial had $31.8 million of unfunded lines of credit and undisbursed construction loan funds of $8.4 million. Approved loan commitments were $14.3 million at June 30, 2000, and Southern Financial had commitments from investors to purchase loans in the amount of $632 thousand. It is anticipated that funding requirements for these commitments can be met from the normal sources of funds.

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

Item 3  Quantitative and Qualitative Disclosure about Market Risk

         Southern Financial's interest rate sensitivity is primarily monitored by management through the use of a model which generates estimates of the change in Southern Financial's market value of portfolio equity ("MVPE") over a range of interest rate scenarios. Such analysis was prepared by a third party. MVPE is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts using standard industry assumptions about estimated loan prepayment rates, reinvestment rates, and deposit decay rates. The following table sets forth an analysis of Southern Financial's interest rate risk as measured by the estimated change in MVPE resulting from instantaneous and sustained parallel shifts in the yield curve (plus or minus 300 basis points, measured in 100 basis point increments) as of June 30, 2000.


                 Sensitivity of Market Value of Portfolio Equity
                             (amounts in thousands)

   Change in       Market Value of Portfolio Equity       Market Value of
 Interest Rates    Amount      $ Change    % Change   Portfolio Equity as a % of
In Basis Points               From Base      From         Total    Portfolio
  (Rate Shock)                               Base        Assets     Equity
                                                                   Book Value
--------------------------------------------------------------------------------


Up 300              28,911      (13,342)     31.58%        6.78%       96.03%
Up 200              33,605       (8,648)     20.47%        7.88%      111.62%
Up 100              37,923       (4,330)     10.25%        8.89%      125.96%
Base                42,253          -         0.00%        9.91%      140.34%
Down 100            45,658        3,405       8.06%       10.71%      151.65%
Down 200            48,532        6,279      14.86%       11.38%      161.20%
Down 300            51,901        9,648      22.83%       12.17%      172.39%

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



                       Sensitivity of Net Interest Income
                             (amounts in thousands)


   Change in           Adjusted Net
 Interest Rates      Interest Income            Net Interest Margin
In Basis Points                % Change                     % Change
  (Rate Shock)     Amount     From Base         Percent    From Base
  ------------     ------     ---------         -------    ---------

Up 300                14,241       8.14%           3.34%       8.24%
Up 200                14,745       4.89%           3.46%       4.95%
Up 100                15,206       1.92%           3.57%       1.92%
Base                  15,503       0.00%           3.64%       0.00%
Down 100              15,693       1.23%           3.68%       1.10%
Down 200              15,901       2.57%           3.73%       2.47%
Down 300              16,286       5.05%           3.82%       4.95%



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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on April 27, 2000 at 2:00 p.m. at the Fauquier Springs Country Club, Springs Road, Warrenton, Virginia. The following is a summary of items voted upon at the meeting:

1. The following Directors were elected to serve three year terms expiring in the year 2003:
       John C. Belotti (2,036,101 for; 26,696 against;   14,173   abstain)
       Neil  J.  Call (2,043,559  for;   19,214  against;   14,197 abstain)
       David  de  Give   (2,036,521  for; 26,276 against;  14,173 abstain)
       R. Roderick Porter   (2,037,880   for;  24,917  against; 14,173 abstain)

2. The following Director was elected to serve a one year term expiring in the year 2001:
       Richard E. Smith (2,008,559 for; 60,802 against; 7,609 abstain)

3.  The  appointment  of  KPMG  LLP  as  independent   auditors  for  the  year
    ending December 31, 2000 was approved by the following vote: For 2,054,006; Against 20,022; Abstain 2,942


Item 5.  OTHER INFORMATION

                  Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8K.

                  Exhibits Required
                  None.

                  Reports on Form 8K
                  Southern Financial filed a report on Form 8K on June 29, 2000, which announced that its board of directors approved the purchase of up to 100,000 shares of its common stock.

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



                                                SOUTHERN FINANCIAL BANCORP, INC.
                                                        (Registrant)



Date     8/11/00                      By: /s/ Georgia S. Derrico
                                        ---------------------------------------
                                         Georgia S. Derrico
                                         Chairman and
                                         Chief Executive Officer
                                         (Duly Authorized Representative)



Date     8/11/00                      By: /s/ William H. Lagos
                                         --------------------------------------
                                            William H. Lagos
                                            Senior Vice President and Controller
                                            Principal Accounting Officer
                                            (Duly Authorized Representative)