Form 10-Q
period 2000-09-30
SOUTHERN FINANCIAL BANCORP INC /VA/
filed 2000-10-25
CIK 914789

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20459


                                    FORM 10-Q


                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



For the Quarter Ended:                               Commission File No.:
 September 30, 2000                                     0-22836



                        SOUTHERN FINANCIAL BANCORP, INC.



          Virginia                                     54-1779978
____________________________________       ___________________________________
  (State or other jurisdiction of          (IRS Employer Identification Number)
  incorporation or organization)


     37 East Main Street
     Warrenton, Virginia                                     20186
__________________________________________         _______________________
  (address of principal executive office)                 (Zip Code)



Registrant's Telephone Number, including area code:  (540) 349-3900



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          YES  X                                        NO
              ------                                       ------



As of October 15, 2000, there were 3,044,710 shares of the registrant's Common Stock outstanding.

                        SOUTHERN FINANCIAL BANCORP, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                               September 30, 2000

                                TABLE OF CONTENTS
                                -----------------


                                                                  Page
                                                                 Number
                                                                 ------
PART I.  FINANCIAL INFORMATION
-------  ---------------------


Item 1. Financial Statements


     Consolidated Balance Sheets
     as of September 30, 2000 (Unaudited) and
     December 31, 1999                                                    3

     Consolidated Statements of Income for the
     Three and Nine Months Ended September 30, 2000 and 1999
     (Unaudited)                                                          4

     Consolidated Statements of Comprehensive Income
     for the Three and Nine Months Ended September 30, 2000 and
     1999 (Unaudited)                                                     5

     Consolidated Statements of Cash Flows for the
     Nine Months Ended September 30, 2000 and 1999
     (Unaudited)                                                          6

     Notes to Consolidated Financial Statements
     (Unaudited)                                                      7 - 9

Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations                            10 - 12

Item 3. Quantitative and Qualitative Disclosures about Market Risk       13

PART II.  OTHER INFORMATION
--------  -----------------


Item 1.      Legal Proceedings                                           14

Item 2.      Changes in Securities                                       14

Item 3.      Defaults upon Senior Securities                             14

Item 4.      Submission of Matters to a Vote of Security Holders         14

Item 5.      Other Information                                           14

Item 6.      Exhibits and Reports on Form 8-K                            14

PART III.    SIGNATURES                                                  15
---------    ----------

SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS



                                                                       September 30,
                                                                          2000                 December 31,
                                                                       (Unaudited)                 1999
                                                                   --------------------     --------------------
Assets
Cash and due from banks                                                   $ 18,668,601             $ 12,667,620
Overnight earning deposits                                                   2,053,656                4,464,338
Investment securities - available for sale                                 146,505,851               97,721,012
Investment securities - held to maturity                                    50,361,307               37,110,889
Loans held for sale                                                                  -                  442,000
Loans receivable, net                                                      298,219,139              234,086,432
Premises and equipment, net.                                                 6,615,638                6,445,589
Other assets                                                                18,684,308               13,283,684
                                                                   --------------------     --------------------

Total assets                                                             $ 541,108,500            $ 406,221,564
                                                                   ====================     ====================


Liabilities and Stockholders' Equity
Liabilities:
Deposits                                                                 $ 454,570,062            $ 367,187,558
Advances from Federal Home Loan Bank - short term                           16,000,000                        -
Advances from Federal Home Loan Bank - long term                            15,000,000                5,000,000
Capital Trust borrowings                                                    13,000,000                        -
Other liabilities                                                            5,200,148                5,169,909
                                                                   --------------------     --------------------

Total liabilities                                                          503,770,210              377,357,467
                                                                   --------------------     --------------------

Commitments
Stockholders' equity:
Preferred stock                                                                    136                      136
Common stock                                                                    30,559                   26,562
Capital in excess of par value                                              29,279,251               23,662,935
Retained earnings                                                            9,668,406                6,898,249
Accumulated other comprehensive loss                                        (1,640,062)              (1,723,785)
                                                                   --------------------     --------------------

Total stockholders' equity                                                  37,338,290               28,864,097
                                                                   --------------------     --------------------

Total liabilities and stockholders' equity                               $ 541,108,500            $ 406,221,564
                                                                   ====================     ====================




   The accompanying notes are an integral part of these financial statements.

SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENTS OF INCOME



                                                            Three Months Ended                        Nine Months Ended
                                                               September 30,                             September 30,
                                                           2000                 1999                 2000                1999
                                                        -----------          -----------         ------------        ------------
Interest income:
Loans                                                   $ 6,401,228          $ 5,036,847         $ 17,933,316        $ 14,663,310
Investment securities                                     3,054,114            2,484,710            8,129,600           7,323,872
                                                        -----------          -----------         ------------        ------------

Total interest income                                     9,455,342            7,521,557           26,062,916          21,987,182
                                                        -----------          -----------         ------------        ------------


Interest expense:
Deposits                                                  4,503,384            3,380,317           11,845,413          10,265,981
Borrowings                                                  509,827              216,966            1,175,473             424,291
                                                        -----------          -----------         ------------        ------------


Total interest expense                                    5,013,211            3,597,283           13,020,886          10,690,272
                                                        -----------          -----------         ------------        ------------


Net interest income                                       4,442,131            3,924,274           13,042,030          11,296,910
Provision for loan losses                                   300,000            1,048,624              975,000           1,829,660
                                                        -----------          -----------         ------------        ------------


Net interest income after provision for loan losses       4,142,131            2,875,650           12,067,030           9,467,250
                                                        -----------          -----------         ------------        ------------

Other income:
Gain on sale of loans                                       361,583              367,137              966,176           1,053,653
Fee income                                                  756,750              535,242            2,039,351           1,709,261
Other                                                        37,830               37,496              128,242             213,446
                                                        -----------          -----------         ------------        ------------


Total other income                                        1,156,163              939,875            3,133,769           2,976,360
                                                        -----------          -----------         ------------        ------------

Other expense:
Employee compensation and benefits                        1,767,370            1,589,961            5,117,262           4,701,318
Premises and equipment                                      643,409              640,735            1,881,839           1,807,245
Data processing expense                                     293,705              259,458              840,526             714,021
Deposit insurance assessments                                20,335               37,536               56,695             111,024
Advertising                                                  41,426               50,714              151,060             191,469
Restructuring and merger expenses                                 -            1,631,244                    -           1,631,244
Other                                                       619,791              542,605            1,588,070           1,571,111
                                                        -----------          -----------         ------------        ------------


Total other expense                                       3,386,036            4,752,253            9,635,452          10,727,432
                                                        -----------          -----------         ------------        ------------


Income (loss) before income taxes                         1,912,258             (936,728)           5,565,347           1,716,178
Provision (benefit) for income taxes                        624,600             (346,275)           1,829,200             430,600
                                                        -----------          -----------         ------------        ------------


Net income (loss)                                       $ 1,287,658          $  (590,453)        $  3,736,147        $  1,285,578
                                                        ===========          ===========         ============        ============

Earnings (loss) per common share:
Basic                                                   $      0.46              $ (0.22)        $       1.38        $       0.49
Diluted                                                        0.45                (0.22)                1.36                0.48
Dividends declared per common share                            0.12                 0.12                 0.36                0.36
Weighted average shares outstanding:
Basic                                                     2,784,913            2,652,163            2,703,467           2,644,374
Diluted                                                   2,833,403            2,726,499            2,756,126           2,726,047



   The accompanying notes are an integral part of these financial statements

SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME





                                                            Three Months Ended                   Nine Months Ended
                                                              September 30,                       September 30,
                                                          2000              1999              2000              1999
                                                      -----------        -----------      -----------       -----------
Net income (loss)                                     $ 1,287,658        $ (590,453)      $ 3,736,147       $ 1,285,578
Other comprehensive income (loss):
Cash flow hedge:
    Unrealized holding gain (loss)                       (242,798)          147,176           (73,493)          848,321
    Reclassification adjustment for net interest
    expense included in net income                       (119,148)            5,824          (226,308)           32,979
Available-for-sale securities:
    Unrealized holding gain (loss)                        594,074        (2,085,178)          455,865        (3,155,149)
    Reclassification adjustment for gains
    included in net income                                (29,210)                -           (29,210)          (88,117)
                                                      ------------     -------------      ------------       -----------
Other comprehensive income (loss) before tax              202,918        (1,932,178)          126,854        (2,361,966)
Income tax expense related to items of other
    comprehensive income (loss)                            68,993          (656,940)           43,131          (803,067)
                                                      ------------     -------------      ------------       -----------
Other comprehensive income (loss), net of tax             133,925        (1,275,238)           83,723        (1,558,899)


Comprehensive income (loss)                           $ 1,421,583      $ (1,865,691)      $ 3,819,870        $ (273,321)
                                                      ===========      =============      ============       ===========





   The accompanying notes are an integral part of these financial statements

SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                  -----------------------------------
                                                                                      2000                   1999
                                                                                  -------------         -------------
Cash flows from operating activities:
Net Income                                                                        $  3,736,147          $  1,285,578
Adjustments to reconcile net income to
net cash provided by operating activities:
    Depreciation and amortization                                                      747,780               885,894
    Provision for loan losses                                                          975,000             1,829,660
    Gain on sale of loans                                                             (966,176)           (1,053,653)
    Gain on sale of securities                                                         (29,210)              (88,117)
    Amortization of deferred loan fees                                                (383,995)             (420,792)
    Net change in loans held for sale                                                  578,131               321,029
    Increase in other assets                                                        (1,587,080)           (1,160,789)
    Increase (decrease) in other liabilities                                           (86,908)              809,737
                                                                                  -------------         -------------
Net cash provided by operating activities                                            2,983,689             2,408,547
                                                                                  -------------         -------------

Cash flows from investing activities:
    Increase in loans receivable                                                   (16,629,545)          (20,055,584)
    Purchase of investment securities, held-to-maturity                             (7,776,346)           (1,253,846)
    Purchase of investment securities, available-for-sale                          (59,717,283)          (41,760,859)
    Sale of investment securities available-for-sale                                 3,000,000             5,404,657
    Paydowns of investment securities                                               14,119,823            45,850,189
    Cash acquired from merger                                                        2,827,432                     -
    (Increase) decrease in overnight earning deposits, net                          10,662,646              (327,106)
    Increase in premises and equipment, net                                           (440,674)             (898,282)
    Increase in Federal Home Loan Bank stock                                           (33,500)             (417,500)
                                                                                  -------------         -------------
Net cash used in investing activities                                              (53,987,447)          (13,458,331)
                                                                                  -------------         -------------

Cash flows from financing activities:
    Net increase (decrease) in deposits                                             31,283,757           (11,791,035)
    Increase in advances from FHLB                                                  14,139,249            23,500,000
    Proceeds from Capital Trust Borrowings                                          13,000,000                     -
    Proceeds from issuance of common stock                                              54,377               176,838
    Repurchase of common stock                                                        (506,654)                    -
    Dividends on preferred and common stock                                           (965,990)             (562,893)
                                                                                  -------------         -------------
Net cash provided by financing activities                                           57,004,739            11,322,910
                                                                                  -------------         -------------
Net increase in cash and due from banks                                              6,000,981               273,126
Cash and due from banks, beginning of period                                        12,667,620            10,820,765
                                                                                  -------------         -------------
Cash and due from banks, end of period                                            $ 18,668,601          $ 11,093,891
                                                                                  =============         =============

SUPPLEMENTAL DATA


Southern Financial purchased all the capital stock of First Savings Bank of Virginia. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired                                                     $ 73,875,848
Capital stock issued                                                                 5,816,566
                                                                                  ------------
Liabilities assumed                                                               $ 68,059,282
                                                                                  ============



        The accompanying notes are an integral part of these statements

SOUTHERN FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and, therefore, do not include all information or footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for a fair presentation have been included. All adjustments are of a normal recurring nature. The results of operations for the nine-month period ended September 30, 2000 are not necessarily indicative of the results of the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in Southern Financial Bancorp, Inc.'s ("Southern Financial") Annual Report for the year ended December 31, 1999.

NOTE 2 - HEDGE ACCOUNTING

     During the quarter ended September 30, 2000, Southern Financial entered into interest rate swap agreements totaling $30 million in connection with issuance of like amounts of its certificates of deposit. The interest rate swap agreements are accounted for as fair value hedges. Changes in the fair value of the hedges are accounted for in the income statement, as are changes in the fair value of the certificates of deposit. The swaps are presented in the following table:



Notional Amount   Start Date  Maturity Date   Rate   Effective Rate                      Callable Date
---------------   ----------  -------------   ----   --------------                      -------------
 $10,000,000        7/12/00       7/12/10     8.00%  3 Month LIBOR                          7/12/01
 $10,000,000        7/26/00       7/25/05     7.25%  3 Month LIBOR  less 5 basis points     7/26/01
 $10,000,000        9/20/00       9/21/15     7.75%  3 Month LIBOR  less 10 basis points    9/21/01

NOTE 3 - LOANS RECEIVABLE

     Loans receivable consist of the following:


                                        September 30,            December 31,
                                            2000                    1999
                                        -------------            ------------
Mortgage:
    Residential                         $ 55,026,474            $ 48,604,205
    Nonresidential                       130,395,082             109,871,210
Construction:
    Residential                           16,940,171               7,852,907
    Nonresidential                         9,807,136               8,270,290
Non-Mortgage:
    Business                              81,239,037              54,175,076
    Consumer                              11,208,666               9,994,326
                                        ------------            ------------

Total loans receivable                   304,616,566             238,768,014
Less:
    Deferred loan fees, net                1,622,544               1,229,451
    Allowance for loan losses              4,774,883               3,452,131
                                        ------------            ------------

Loans receivable, net                   $298,219,139            $234,086,432
                                        ============            ============




 The following sets forth information regarding the allowance for loan losses:



                                         Nine Months          Nine Months
                                            Ended                Ended
                                           9/30/00              9/30/99
                                       -----------------    -----------------


Allowance at beginning of period            $ 3,452,131          $ 3,061,631

Acquired from First Savings                     594,233                    -
Provision for losses charged to income          975,000            1,829,660
Charge-offs                                    (527,222)          (1,969,391)
Recoveries                                      280,741              210,469
                                       -----------------    -----------------

Allowance at end of period                  $ 4,774,883          $ 3,132,369
                                       =================    =================

NOTE 4 - EARNINGS PER SHARE

   The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of dilutive common stock equivalents.



                                        For the three months ended                       For the nine months ended
                                   September 2000          September 1999         September 2000          September 1999
                                ----------------------  -------------------     --------------------    ------------------
                                             Per                      Per                     Per                     Per
                                            Share                    Share                   Share                   Share
                                Shares      Amount      Shares       Amount      Shares      Amount      Shares      Amount
                               ---------    ------     ---------     ------     ---------    ------     ---------    ------
Basic EPS                      2,784,913     $0.46     2,652,163    $ (0.22)    2,703,467     $1.38     2,644,374     $0.49
                                             =====                  ========                  =====                   =====

Effect of dilutive
 Securities:
   Stock Options                  26,515                  52,361                   30,684                  59,698
   Convertible Preferred Stock    21,975                  21,975                   21,975                  21,975
                               ---------               ---------                ---------               ---------

 Diluted EPS                   2,833,403     $0.45     2,726,499    $ (0.22)    2,756,126     $1.36     2,726,047     $0.48
                               =========     =====     =========    ========    =========     =====     =========     =====



NOTE 5 - BUSINESS COMBINATION

       On September 1, 2000, Southern Financial merged with First Savings Bank of Virginia. The merger was accounted for under the purchase method. Under the terms of the merger agreement, First Savings Bank shareholders received .44 or 409,906 shares of Southern Financial common stock. The following table presents pro forma results of operations for the nine months ended September 30, 1999 and September 30, 2000 as though Southern Financial and First Savings Bank of Virginia had combined at the beginning of the period:



                                            Nine Months Ending
                                               September 30,
                                         2000                  1999
                                    -----------------------------------

     Total revenue                  $ 33,552,434           $ 29,366,542
     Net income                        1,636,224              1,550,578

     Earnings per share:
         Basic                      $       0.53           $       0.51
         Diluted                            0.52                   0.49


NOTE 6 - OTHER SIGNIFICANT MATTERS

       On September 7, 2000, Southern Financial issued $8 million of 10.60% Trust Preferred Securities as part of the Preferred Term Securities, LTD. Pooled underwriting totaling approximately $300 million. The Trust Preferred Securities have a fixed rate and mature in 30 years and are classified as long-term subordinated debt securities, which qualify as capital for regulatory banking purposes with certain limitations. Approximately $6.5 million of the proceeds will qualify at this time for Tier I regulatory capital.

SOUTHERN FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS  OF OPERATIONS


Financial Condition
-------------------

     Total assets of Southern Financial Bancorp, Inc. ("Southern Financial") at September 30, 2000 were $541.1 million, an increase of 33.2 % compared with December 31, 1999. The growth in total assets was primarily due to the September 1, 2000 merger with First Savings Bank of Virginia (First Savings), which increased total assets by $73.9 million, including $2.9 million of goodwill acquired through its merger. In addition, on September 7, 2000, Southern Financial closed on a pooled trust preferred transaction, generating net proceeds of $7.8 million.

     Total loans receivable increased 27.4% from $234.1 million at December 31, 1999, with $47.0 million in loans acquired from its merger with First Savings. Most of the increase was in commercial loans, as Southern Financial continues to build its small to medium-size commercial customer base. Non-mortgage business loans, included in commercial loans, included loans purchased totaling $18.5
million during 2000.   The growth in residential mortgage and construction loans
is predominantly due to the merger.

     Investment securities available-for-sale and held-to-maturity increased
49.9 % and 35.7%, respectively, during the same period.   In addition to the
$11.3 million of investment securities acquired from First Savings, Southern Financial purchased investment securities totaling $67.5 million, with $59.7 comprised of available-for-sale securities. The investment securities purchased consisted of adjustable and fixed rate mortgage backed securities, collateralized mortgage obligations and corporate bonds.

     The growth in earning assets, as discussed above, was funded by deposits and borrowings, including capital trust borrowings. The advances from the FHLB included $15 million fixed rate 10-year borrowings with callable terms ranging from two to five years. The capital trust borrowings have 30-year terms and qualify as capital for bank regulatory purposes, with certain limitations. The capital trust proceeds provided Southern Financial with a vehicle to grow its assets and still maintain regulatory capital standards.

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


                                                                    Nine Months Ended September 30,
                                                               2000                                 1999
                                                    ----------------------------   ------------------------------------
                                                     Average            Average            Average            Average
                                                     Balance          Yield/Rate           Balance           Yield/Rate
                                                    ----------------------------   ------------------------------------
                                                                              ($ in thousands)
Interest-earning assets
    Loans receivable                                $ 250,576            9.53%           $ 214,337               9.13%
    Investment securities                             155,313            6.98               165,312              5.90
                                                    ---------          --------           ---------             -------

        Total interest-earning assets                 405,889            8.56               379,649              7.73
                                                    ---------          --------           ---------             -------


Interest-bearing liabilities
    Deposits                                          371,971            4.24               355,071              3.87
    Borrowings                                         21,771            7.10                10,435              5.35
                                                    ---------          --------           ---------             -------


        Total interest-bearing liabilities            393,742            4.48               365,506              3.95
                                                    ---------          --------           ---------             -------
Average dollar difference
between interest-earning assets
and interest-bearing liabilities                       12,147                                14,143
                                                    =========                             =========
Interest rate spread                                                     4.08                                    3.78
                                                                       ========                                 ======
Interest margin                                                          4.28                                    3.97
                                                                       ========                                 ======




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



                                                     Nine Months Ended
                                                    September 30, 2000
                                              Compared to Nine Months Ended
                                                    September 30, 1999
                                        ------------------------------------
                                        Volume          Rate           Total
                                        ------       ---------        ------
                                                  ($ in thousands)
Interest income
    Loans receivable                   $ 2,589        $ 681           $ 3,270
    Investment securities                 (467)       1,273               806
                                       --------       -----           -------

        Total interest income            2,122        1,954             4,076
                                       --------       -----           -------


Interest expense
    Deposits                               525        1,054             1,579
    Borrowings                             577          174               751
                                       --------       -----           -------


        Total interest expense           1,102        1,228             2,330
                                       --------       -----           -------


Net interest income                      1,020          726             1,746
                                       ========       =====           =======

    Southern Financial's net income was $1.3 million for the three months ended September 30, 2000, and $3.7 million for the nine months ended September 30, 2000. For the quarter and nine months ended September 30, 1999, respectively, Southern Financial reported a net loss of $591 thousand and net income of $1.3 million. The results of operations for the quarter and nine months ended September 30, 1999, included $1.6 million of non-recurring expenses related to the merger with the Horizon Bank of Virginia as well as a special loan loss provision of $756 thousand made by Horizon.

    Net interest income before provision for loan losses for the three months ended September 30, 2000 was $4.4 million, an increase of $518 thousand or 13.2%, from $3.9 million for the three months ended September 30, 1999. Net interest income before provision for loan losses for the nine months ended September 30, 2000, increased to $13.0 million from $11.3 million for the same period in 1999. The increase in net interest income is attributable to growth in earning assets and improvement in the interest rate spread. Although the average balances of interest-earning assets have not increased as much as the average balances of interest-bearing liabilities during the quarter and nine months ended September 30, 2000, the yield on loans and investment securities has increased more than the cost of the deposits and borrowings has increased.

    The provision for loan losses for the nine months ended September 30, 2000 was $975 thousand, as compared to $1.8 million for the nine months ended September 30, 1999, which included a special loan loss provision of $756 thousand made by Horizon during the third quarter of 1999. The provision for loan losses is a current charge to earnings to increase the allowance for loan losses. Southern Financial has established the allowance for loan losses to absorb the inherent risk in lending after considering an evaluation of the loan portfolio, current economic conditions, changes in the nature and volume of lending, past loan experience and other relevant factors. It is the opinion of Southern Financial that the allowance for loan losses at September 30, 2000 remains adequate. Although Southern Financial believes that the allowance is adequate, there can be no assurances that additions to such allowance will not be necessary in future periods, which would adversely affect the results of operations. The allowance for loan losses at September 30, 2000 was $4.8 million, or 1.58% of total loans receivable less deferred fees, versus $3.5 million at December 31, 1999, which was 1.45% of total loans receivable less deferred fees.

    Other income for the nine months ended September 30, 2000 was $3.1 million, an increase from $3.0 for the nine months ended September 30, 1999. The increase was primarily due to increased fee income on deposits, electronic banking services and fee income from Southern WebTech.com, Inc.

    Other expense for the nine months ended September 30, 2000 was $9.6 million, an increase of 5.9% when compared to other expense for the same period last year before merger-related expenses. Employee compensation and benefits increased by $416 thousand, or 8.9%, reflecting normal wage increases for existing personnel and some additional staffing.



Regulatory Capital Requirements
-------------------------------

    At September 30, 2000 Southern Financial exceeded all regulatory capital standards.

Liquidity
---------

     Southern Financial's primary sources of funds are deposits, loan repayments, proceeds from the sale of loans and investment securities, repayments and maturities of investment securities, and borrowings from the Federal Home Loan Bank of Atlanta under a credit availability equal to 20% of total assets, or approximately $108 million. At September 30, 2000, Southern Financial had $28.9 million of unfunded lines of credit and undisbursed construction loan funds of $20.3 million. Approved loan commitments were $25.1 million at September 30, 2000, and Southern Financial had commitments from investors to purchase loans in the amount of $750 thousand. It is anticipated that funding requirements for these commitments can be met from the normal sources of funds.

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

Item 3 - Quantitative and Qualitative Disclosure about Market Risk

   There have been no material changes in market risk exposures that affect the quantitative or qualitative disclosures presented as of June 30, 2000 in the Southern Financial form 10-Q.

SOUTHERN FINANCIAL BANCORP, INC.



Part II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
         -----------------

          On August 29, 2000, a Fauquier County jury returned an unfavorable verdict against Southern Financial Bank in a lender liability suit filed by a former customer of the Bank. The jury's verdict recommended that the plaintiff be awarded compensatory damages of $2,053,919 as well as punitive damages totaling $3,000,000. The bank has been advised by its attorneys handling the case that under Virginia law the jury's punitive damage award exceeds the $350,000 maximum amount permitted, and that, in their opinion, the jury's compensatory damage award is not in accord with the law or the
          evidence presented at trial.   No order has yet been entered by the
          court as Southern Financial Bank is seeking to set that verdict aside through post-trial motions. To date, Southern Financial has filed post-trial motions to set aside or reduce that verdict. The Court has scheduled oral arguments on October 31, 2000. The court is not expected to issue an order until oral arguments have been heard. The plaintiff's response brief, Southern Financial's rebuttal brief, and the hearing for argument on the post-trial motions must be completed by that time. No estimate of the amount of any potential loss or range of loss can be made until then.

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

          Not applicable

Item 5.  OTHER INFORMATION
         -----------------

          Not applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         ---------------------------------

          Exhibits Required
          Financial Data Schedule

          Reports on Form 8-K
          Southern Financial filed a report on Form 8-K on September 18, 2000, which announced the consummation of the merger of First Savings Bank of Virginia with Southern Financial Bank.

                        SOUTHERN FINANCIAL BANCORP, INC.



Part III.  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                SOUTHERN FINANCIAL BANCORP, INC.
                                --------------------------------
                                    (Registrant)



Date     10/25/00               By: /s/ Georgia S. Derrico
     -----------------              -----------------------------------
                                    Georgia S. Derrico
                                    Chairman and
                                    Chief Executive Officer
                                    (Duly Authorized Representative)



Date     10/25/00              By: /s/ William H. Lagos
     ------------------            ------------------------------------
                                   William H. Lagos
                                   Senior Vice President and Controller
                                   Principal Accounting Officer
                                   (Duly Authorized Representative)