Form 10-K
period 2000-12-31
SOUTHERN FINANCIAL BANCORP INC /VA/
filed 2001-03-30
CIK 914789

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

                                      OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                        Act of 1934 For the transition period from_________to

               For the year ended:         Commission File No.:
                December 31, 2000              0-22836


                       SOUTHERN FINANCIAL BANCORP, INC.
                       --------------------------------
            (Exact name of registrant as specified in its charter)

                     Virginia                            54-1779978
                ---------------------                    ----------
            (State or other jurisdiction              (I.R.S. Employer or
         of incorporation or organization)           Identification Number)

                37 East Main Street, Warrenton, Virginia 20186
                ----------------------------------------------
               (Address of principal executive office)(Zip Code)

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

                      Yes   X                                  No ______
                          -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not considered herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant computed by reference to the last reported bid price of such stock as of February 22, 2001 was $41,908,114 (2,296,335 shares @ $18.25 per share). For purposes of this computation, it is assumed that directors, executive officers and persons beneficially owning more than 5% of the Common Stock of the registrant are affiliates. As of February 22, 2001, there were 3,072,470 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

     I. Portions of the Annual Report to Stockholders for the Year Ended December 31, 2000 are incorporated by reference into certain items of Parts I. and II.

     II. Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2001 are incorporated by reference into certain items of Part III.

Part I.
----------

Item 1. Business
----------------

General

          Southern Financial Bancorp, Inc. (Southern Financial) is incorporated in Virginia. On December 1, 1995, Southern Financial acquired all of the outstanding shares of Southern Financial Bank. Southern Financial Bank, formerly Southern Financial Federal Savings Bank, converted from a savings bank to a state chartered commercial bank effective December 1, 1995. The only material activity of Southern Financial is to own and control all of the capital stock of Southern Financial Bank, Southern Financial Capital Trust I, and Southern WebTech.com. References to Southern Financial include the activities its subsidiaries.

          On September 1, 2000, Southern Financial acquired all the outstanding common stock of First Savings Bank of Virginia for 409,906 shares of Southern Financial common stock. The acquisition has been accounted for by the purchase method, and accordingly, the results of operations of First Savings Bank have been included in Southern Financial's consolidated financial statements from September 1, 2000.

          On December 28, 1999, Southern Financial Capital Trust I, a wholly owned subsidiary of the Bancorp, was formed for the purpose of issuing redeemable capital securities. On May 24, 2000, a $5 million offering of redeemable capital securities was completed, and on September 7, 2000, $8 million of trust preferred securities were issued through a pooled underwriting totaling approximately $300 million.

          In October 1999, Southern Financial incorporated Southern WebTech.com, 100% (70% at December 31, 1999) of which is owned by Southern Financial.

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

          Headquartered in Warrenton, Virginia, Southern Financial serves the retail and commercial financial market as a deposit and loan specialist from 19 full service offices located in Warrenton, Herndon, Middleburg, Winchester, Leesburg, Fairfax, Sterling, Woodbridge, Manassas, Fredericksburg, and Springfield, Virginia. Southern Financial's defined market area forms a semi-circle to the west of the metropolitan Washington, D.C. area roughly centered on Warrenton. The counties included in the defined market area where Southern Financial currently operates branches include: Loudoun, Fauquier, Fairfax, Frederick and Prince William and the cities of Fredericksburg and Winchester. Other counties in the defined market area include: Spotsylvania, Culpeper, Rappahanock, Clarke and the three counties in the West Virginia panhandle.

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

          The principal business of Southern Financial is the acquisition of deposits from the general public through its home and branch offices and use of these deposits to fund its loan and investment portfolios. Southern Financial seeks to be a full service community bank that provides a wide variety of financial services to its middle market corporate clients as well as to its retail clients. Southern Financial is an active commercial lender that often lends in conjunction with the Small Business Administration 7(a) and 504 loan programs. In addition, Southern Financial is an active residential construction lender and offers its retail clients permanent residential mortgage loan alternatives. Southern Financial also invests funds in mortgage-backed securities, securities issued by agencies of the Federal Government, obligations of counties and municipalities and corporate obligations.

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

Lending Activities

          Our lending focus and the composition of our loan portfolio have changed dramatically since June 30, 1995. The growth of our loan portfolio and the change in its composition reflects our growth strategy and the conversion of Southern Financial Bank from a savings association to a commercial bank. On December 31, 1995, residential mortgage loans represented 32% of gross loans. By December 31, 2000, residential mortgage loans had declined to 17% of gross loans. In contrast, commercial business loans and non-residential mortgage loans were 15% and 32%, respectively, of gross loans at December 31, 1995. By December 31, 2000 they had grown to 31% and 46%, respectively, of gross loans.

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

Income from Lending Activities

          Interest on loans, gains on sale of loans, and loan fees and service charges amounted to approximately 64% of Southern Financial's total revenue for the year ended December 31, 2000. Loan origination fees and other fees are sources of income which vary with the volume and type of loans and commitments made and with competitive and economic conditions.

Loan Portfolio Composition

          The following table sets forth the composition of the Bancorp's loan portfolio during the periods indicated:

                                                                     At December 31,
                                                  2000                     1999                     1998                 1997
                                            Amount    Percent       Amount    Percent        Amount    Percent     Amount   Percent
                                          ------------------------------------------------------------------------------------------
                                                                       (amounts in thousands)
Mortgage:
 Residential                              $  53,165       17%     $  48,604       20%      $  54,822       26%   $  61,328      29%
 Nonresidential                             130,271       41%       109,871       47%         85,124       41%      74,104      36%
Construction:
  Residential                                12,394        4%         7,853        3%          6,949        3%       8,766       4%
  Nonresidential                             15,913        5%         8,270        3%         11,214        5%      13,865       7%
                                          ------------------------------------------------------------------------------------------
   Total Mortgage                           211,743       67%       174,598       73%        158,109       75%     158,063      76%
                                          ------------------------------------------------------------------------------------------
Nonmortgage:
 Business                                   101,002       31%        54,175       23%         40,814       20%      36,578      18%
 Consumer                                     7,617        2%         9,995        4%         11,559        5%      13,524       6%
                                          ---------------------------------           ----------------------------------------------
   Total Nonmortgage                        108,619       33%        64,170       27%         52,373       25%      50,102      24%
                                          ------------------------------------------------------------------------------------------
Gross Loans                                 320,362      100%       238,768      100%        210,482      100%     208,165     100%

Less:
  Deferred Fees, Net                          1,670                   1,230                    1,065                   862
  Allowance for Loan Losses                   4,921                   3,452                    3,062                 2,743
                                          ---------               ---------                ---------             ---------
Total Loans Receivable, Net               $ 313,771               $ 234,086                $ 206,355             $ 204,560
                                          =========               =========                =========             =========

                                                  1996
                                            Amount    Percent
                                           ------------------
Mortgage:
 Residential                              $  59,986       33%
 Nonresidential                              64,848       37%
Construction:
  Residential                                 8,037        4%
  Nonresidential                              8,090        4%
                                          ------------------
   Total Mortgage                           140,961       78%
                                          ------------------
Nonmortgage:
 Business                                    27,794       15%
 Consumer                                    12,555        7%
                                          ------------------
   Total Nonmortgage                         40,349       22%
                                          ------------------
Gross Loans                                 181,310      100%

Less:
  Deferred Fees, Net                            674
  Allowance for Loan Losses                   2,374
                                          ---------
Total Loans Receivable, Net               $ 178,262
                                          =========

         The following table sets forth the scheduled maturity of selected loans as of December 31, 2000:

                                             Over 1 Year
                                           Through 5 Years                 Over 5 years
                         One Year      Fixed           Floating        Fixed            Floating
                         or Less       Rate              Rate          Rate               Rate              Total
                        --------      --------         --------      --------           --------          --------
                                                       (amounts in thousands)
Construction:
   Residential          $ 11,792      $      -         $    602      $      -           $      -          $ 12,394
   Nonresidential         15,729             -              184             -                  -            15,913
Business                  44,559        17,726            4,918        20,758             13,041           101,002
                        --------      --------         --------      --------           --------          --------

        Total           $ 72,080      $ 17,726         $  5,704      $ 20,758           $ 13,041          $129,309
                        ========      ========         ========      ========           ========          ========

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

         The aggregate amount of loans that Southern Financial may make to one borrower is limited to 15% of Southern Financial's unimpaired capital and surplus. The maximum amount of loans that Southern Financial could have made to one borrower as of December 31, 2000 was approximately $7.9 million based on 15% of its unimpaired capital and surplus.

         Interest rates charged by Southern Financial are affected primarily by competitive market factors. These factors include general economic conditions, monetary policies of the Federal Reserve Bank, legislative tax policies and government budgetary matters.

         The Audit Committee of the Board, which consists of five outside members of the board of directors and the Chief Executive Officer, is responsible for the qualitative review of the loan portfolio and for assuring compliance with all of the board's policies and procedures as well as all applicable state and federal laws, rules and regulations.

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

Past Due Loans and Nonperforming Assets

         The following table sets forth information regarding past due loans and nonperforming assets as of the periods indicated:

                                                                                 At December 31,
                                                  2000                1999             1998             1997               1996
                                                 -------             -------          -------          -------            -------
                                                                              (amounts in thousands)
Accruing Loans 90 Days (1)

   or More Delinquent

   Nonresidential                                $     -             $     -          $   372          $     -            $   194

   Business                                            1                 226              283               71                 11

   Consumer                                            8                   9              231                6                  2
                                                 -------             -------          -------          -------            -------

        Total                                          9                 235              886               77                207
                                                 =======             =======          =======          =======            =======

Nonperforming Loans

   Residential                                       555                 413              291              443                321

   Nonresidential                                  1,317                 109            1,033            1,002              1,257

   Business                                            -                   -            1,576              889                721

   Consumer                                            -                   -                6               74                532
                                                 -------             -------          -------          -------            -------

      Subtotal                                     1,872                 522            2,906            2,408              2,831
                                                 -------             -------          -------          -------            -------

Troubled Debt Restructuring

    Nonresidential                                    49                  68                -                -                  -
                                                 -------             -------          -------          -------            -------
Real Estate Owned:

    Residential                                       17                   -                -                -                  -

    Nonresidential                                     -               2,296              498              722              1,307
                                                 -------             -------          -------          -------            -------

      Subtotal                                        17               2,296              498              722              1,307
                                                 -------             -------          -------          -------            -------

Total Nonperforming Assets                       $ 1,938             $ 2,886          $ 3,404          $ 3,130            $ 4,138
                                                 =======             =======          =======          =======            =======
 Nonperforming Assets

    to Total Assets                                 0.32%               0.71%            0.84%            0.88%              1.33%
                                                 =======             =======          =======          =======            =======

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

         At December 31, 2000, loans totaling $4.2 million were classified as potential problem loans that are not reported in the table above. The loans are subject to management attention and their classification is reviewed on a quarterly basis. At December 31, 2000, all of the potential problem loans were adequately secured in the opinion of management.

Allowance for Loan Losses

         Management evaluates the adequacy of the allowance at least quarterly. As a result of that process, loans are categorized as to doubtful, substandard and/or special mention. Each quarter the Board of Directors considers a review of the loans in Southern Financial's portfolio, conducts an evaluation of the credit quality and reviews the adequacy of the loan loss provision, recommending changes as may from time to time be required. In establishing the appropriate classification for specific assets, management takes into account, among other factors, the estimated value of the underlying collateral, the borrower's ability to repay, the borrower's payment history and the current delinquent status. The remaining loan portfolio is evaluated for loss exposure by examining the growth and composition of the portfolio, previous loss experience, current delinquency levels, industry concentration and the general economic condition.

         The allowance for loan losses represents management's estimate of an amount adequate to provide for losses inherent in the loan portfolio in the normal course of business. However, there are additional risks of losses that cannot be quantified precisely or attributed to particular loans or classes of loans. Because those risks include general economic trends as well as conditions affecting individual borrowers, management's judgement of the allowance necessary is approximate. Southern Financial performs a detailed loan review, including an assessment of the adequacy of the allowance for loan losses. The allowance is also subject to regulatory examinations and determination as to the adequacy of the allowance in comparison to peer institutions identified by the regulatory agencies.

         The following table summarizes activity in Southern Financial's allowance for loan losses during the periods indicated:

                                                                                      Year Ended
                                                                                     December 31,
                                                     2000              1999              1998         1997              1996
                                                  ----------         ---------         ---------    ---------         ---------

                                                                                (amounts in thousands)

Allowance at Beginning of Period                  $    3,452         $   3,062         $   2,743    $   2,374         $   2,041
Provision for Losses                                   1,335             2,130             1,301        1,265               906
Allowance Acquired from First
    Savings Bank Merger                                  594                 -                 -            -                 -
Charge-offs:
Mortgage:
   Residential                                          (232)             (775)             (140)         (65)               (8)
   Nonresidential                                       (100)             (480)                -         (200)             (300)
   Construction:
      Residential                                          -                 -               (81)           -               (50)
      Nonresidential                                       -                 -              (261)           -                 -
Nonmortgage:
   Business                                             (488)             (736)             (514)        (256)             (155)
   Consumer                                              (54)              (55)               (9)        (413)              (79)
                                                  ----------         ---------         ---------    ---------         ---------

      Total Charge-offs                                 (874)           (2,046)           (1,005)        (934)             (592)
                                                  ----------         ---------         ---------    ---------         ---------

      Recoveries (Primarily Residential)                 414               306                23           38                19
                                                  ----------         ---------         ---------    ---------         ---------

          Net Charge-offs                               (460)           (1,740)             (982)        (896)             (573)
                                                  ----------         ---------         ---------    ---------         ---------

Allowance at End of Period                        $    4,921         $   3,452         $   3,062    $   2,743         $   2,374
                                                  ==========         =========         =========    =========         =========
Total Loans at End of Period,
    Net of Deferred Fees                          $  318,692         $ 237,539         $ 209,417    $ 207,538         $ 180,898

Ratio of Allowance to Loans                             1.54%             1.45%             1.46%        1.32%             1.31%

Ratio of Net Charge-offs to
    Average Loans Outstanding                           0.17%             0.79%             0.48%        0.46%             0.34%

         The following table summarizes the composition of the allowance for loan losses:

                                                                         At December 31,
                                  2000                  1999                  1998              1997                 1996
                                        Percent               Percent              Percent             Percent            Percent
                                       of Loans               of Loans             of Loans            of Loans           of Loans
                                        in Each               in Each              in Each             in Each            in Each
                                       Category               Category             Category            Category           Category
                                       to Total               to Total             to Total            to Total           to Total
                             Amount      Loans     Amount      Loans     Amount     Loans     Amount    Loans     Amount   Loans
                             ------------------   --------------------  -------------------  ------------------   ----------------
                                                                  (amounts in thousands)
Mortgage:
   Residential               $   219      17%     $   256       20%     $   361      26%     $   199     29%      $   377     33%
   Nonresidential              1,194      41%       1,043       47%         913      41%       1,316     36%          910     37%
   Construction:
      Residential                 55       4%          32        3%          21       3%          55      4%           71      4%
      Nonresidential              65       5%          34        3%          46       5%          43      7%          131      4%
Nonmortgage:
   Business                    2,377      31%         921       23%         752      20%         524     18%          442     15%
   Consumer                      116       2%         151        4%         151       5%          75      6%          312      7%
Unallocated                      895       NA       1,015        NA         818       NA         531      NA          131      NA
                             -------     ----     -------      ----      ------     ----     -------    ----      -------    ----
Allowance for loan losses    $ 4,921     100%     $ 3,452      100%     $ 3,062     100%     $ 2,743    100%      $ 2,374    100%
                             =======     ====     =======      ====      ======     ====     =======    ====      =======    ====

         Southern Financial has allocated the allowance according to the amount deemed to be reasonably necessary to provide for losses being incurred within each of the above categories of loans. These figures are based on gross loans. The allocation of the allowances as shown in the table above should not be interpreted as an indication that loan losses in future years will occur in the same proportions or that the allocation indicates future loan loss trends. Furthermore, the portion allocated to each loan category is not the total amount available for losses within such categories since the total allowance is a general allowance applicable to the entire portfolio. The increase in the allowance for loan losses allocated to nonmortgage business loans is primarily a result of the increase in the balance of such loans, and, to a lesser degree, the portion of those loans classified as substandard.

Investment Activities

         The following table sets forth the investment portfolio as of the periods indicated:

                                                                   December 31,           December 31,       December 31,
                                                                      2000                  1999                1998
                                                               ------------------    -----------------   -----------------

                                                                                (amounts in thousands)
Available-for-sale securities (at fair value):
    FHLMC preferred stock                                         $       -               $      -           $  3,889
    FHLMC MBS                                                        32,128                 16,369             12,006
    GNMA MBS                                                         13,576                  2,589              3,771
    FNMA MBS                                                         67,539                 25,678             29,814
    Collateralized mortgage obligations                              66,976                 25,303              1,529
    Commercial MBS                                                   28,788                 22,495             18,246
    Obligations of counties and municipalities                        6,118                  3,572              3,220
    Corporate obligations                                            12,416                    945                992
    U.S. Treasury and other Government agency obligations             2,482                    770             10,608
                                                                  ---------               --------           --------

Total classified as investment securities                           230,023                 97,721             84,075
    Corporate obligations classified as loans                        32,418                      -                  -
                                                                  ---------               --------           --------

                                                                  $ 262,441               $ 97,721           $ 84,075
                                                                  =========               ========           ========
Held-to-maturity securities (at amortized cost):
    FHLMC MBS                                                     $       -               $  3,837           $  4,091
    GNMA MBS                                                              -                 17,177             24,305
    FNMA MBS                                                              -                  6,764              6,780
    Collateralized mortgage obligations                                   -                  4,073              1,015
    Commercial MBS                                                        -                  2,865                  -
    Obligations of counties and municipalities                            -                  2,395              1,960
    U.S. Treasury and other Government agency obligations                 -                      -             19,532
                                                                  ---------               --------           --------

                                                                  $       -               $ 37,111           $ 57,683
                                                                  =========               ========           ========



         In December 2000, investment securities classified as held-to-maturity with an amortized cost of $48,269,175 were transferred to the available-for-sale classification in order to provide more flexibility in managing the interest-rate risk in the investment security portfolio. These investment securities had gross unrealized gains of $562,828 and gross unrealized losses of $228,058. Subsequent to the transfer, investment securities with an amortized cost of $9,557,649 were sold, and a loss of $158,970 was recognized in the fourth quarter of 2000. Because of the transfer, Southern Financial will be unable to classify investment securities as held-to-maturity in the foreseeable future.

Source of Funds

Deposits

         Deposit accounts have been the primary source of funds for use in lending, making other investments, and for other general business purposes. In addition to deposits, Southern Financial obtains funds from loan repayments, maturing investments, loan sales, cash flows generated from operations, capital trust borrowings and Federal Home Loan Bank advances. Borrowings may be used as an alternative source of lower costing funds or to fund the origination of certain assets.

                  The following table shows the average balances and rates, presented on a monthly average basis, for Southern Financial's deposits for the periods indicated:

                                                                         Year Ended December 31,
                                                 2000                           1999                              1998
                                     --------------------------     ---------------------------        --------------------------
                                       Average         Average        Average          Average          Average          Average
                                       Balance          Rate          Balance           Rate            Balance           Rate
                                     ------------    ----------     ------------     ----------        -----------     ----------
                                                                       (amounts in thousands)
Demand                               $  58,188         0.00%        $  50,750           0.00%          $  39,369         0.00%
Interest checking                       28,389         0.64%           33,744           0.96%             34,965         2.36%
Money market and savings                71,806         3.69%           59,743           3.22%             46,883         3.12%
Certificates of deposit                238,240         6.15%          209,993           5.38%            200,902         5.80%
                                     ---------                      ---------                          ---------

                                     $ 396,623                      $ 354,230                          $ 322,119
                                     =========                      =========                          =========


Weighted average rate                                  4.41%                            3.83%                            4.33%
                                                       ====                             ====                             ====

                  The following table sets forth by time remaining until maturity Southern Financial's certificates of deposit of $100,000 or more at December 31, 2000:

                                                                            Time Deposits of
                           Maturity Period                                  $100,000 or More
                           ------------------------------------------    -----------------------

                                                                          (amounts in thousands)
                           Three months or less                                 $  67,635
                           Over three months through twelve months                 36,884
                           Over twelve months                                      77,548
                                                                                ---------

                           Total                                                $ 182,067
                                                                                =========


Borrowings

         Borrowings consist of short-term and long-term advances from the Federal Home Loan Bank of Atlanta and capital trust borrowings. The following table sets forth information regarding Southern Financial's short-term borrowings for the periods indicated:

                                                                                         Year Ended
                                                                                         December 31,
                                                                               2000        1999          1998
                                                                           --------------------------------------
                                                                                   (Dollars in thousands)
                           Ending Balance                                    $ 19,000    $      -      $  3,500
                           Average Balance for the Period                      21,088      11,874         4,907
                           Maximum Month-end Balance
                              During the Period                                47,000      25,000        13,500
                           Average Interest Rate for the Period                  6.58%       5.23%         5.50%
                           Weighted Average Interest Rate at
                              the End of the Period                              6.35%                     5.15%

Asset/Liability Management

          Southern Financial, like most other banks, is engaged primarily in the business of investing funds obtained from deposits and borrowings into interest-bearing loans and investments. Consequently, Southern Financial's earnings depend to a significant extent on its net interest income, which is the difference between (i) the interest income on loans and investments and (ii) the interest expense on deposits and borrowing. Southern Financial, to the extent that its interest-bearing liabilities do not reprice or mature at the same time as its interest-bearing assets, is subject to interest rate risk and corresponding fluctuations in its net interest income. Asset/liability management policies have been employed in an effort to manage Southern Financial's interest-earning assets and interest-bearing liabilities, thereby controlling the volatility of net interest income, without having to incur unacceptable levels of credit risk.

          With respect to the Bank's residential mortgage loan portfolio, it is Southern Financial's policy to keep in portfolio those mortgage loans which have an adjustable interest rate and to sell most fixed rate mortgage loans originated into the secondary market. In addition, the Bank's commercial loans generally have rates that are tied to the prime rate, the one-year CMT rate, or the three-year CMT rate. Both of these policies help control Southern Financial's exposure to rising interest rates.

          The Bancorp's interest rate sensitivity is primarily monitored by management through the use of a model which generates estimates of the change in the Bancorp's market value of portfolio equity ("MVPE") over a range of interest rate scenarios. A third party prepared such analysis for Southern Financial. MVPE is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts using standard industry assumptions about estimated loan prepayment rates, reinvestment rates, and deposit decay rates. The following tables set forth an analysis of the Bancorp's interest rate risk as measured by the estimated change in MVPE resulting from instantaneous and sustained parallel shifts in the yield curve (plus or minus 300 basis points, measured in 100 basis point increments) as of December 31, 2000 and 1999.

                Sensitivity of Market Value of Portfolio Equity
                            As of December 31, 2000
                            (amounts in thousands)

                    Change in              Market Value of Portfolio Equity                            Market Value of
                  Interest Rates       Amount              $ Change         % Change             Portfolio Equity as a % of
                 In Basis Points                           From Base          From                 Total         Portfolio
                   (Rate Shock)                                               Base                Assets           Equity
                                                                                                                 Book Value
               ------------------------------------------------------------------------------------------------------------
               Up 300                   $ 35,488              (9,871)         -21.76%                 5.82%           89.42%
               Up 200                     40,706              (4,653)         -10.26%                 6.67%          102.56%
               Up 100                     42,502              (2,857)          -6.30%                 6.97%          107.09%
               Base                       45,359                   -            0.00%                 7.44%          114.29%
               Down 100                   47,492               2,133            4.70%                 7.79%          119.66%
               Down 200                   48,809               3,450            7.61%                 8.00%          122.98%
               Down 300                   50,867               5,508           12.14%                 8.34%          128.16%

                Sensitivity of Market Value of Portfolio Equity
                            As of December 31, 1999
                            (amounts in thousands)

                       Change in                  Market Value of Portfolio Equity                         Market Value of
                    Interest Rates         Amount              $ Change          % Change          Portfolio Equity as a % of
                    In Basis Points                           From Base            From               Total         Portfolio
                     (Rate Shock)                                                  Base              Assets          Equity
                                                                                                                   Book Value
               --------------------------------------------------------------------------------------------------------------
               Up 300                      $  37,391             (7,235)           -16.21%              9.20%          128.60%
               Up 200                         39,806             (4,820)           -10.80%              9.80%          136.91%
               Up 100                         42,343             (2,283)            -5.12%             10.42%          145.63%
               Base                           44,626                  -              0.00%             10.99%          153.49%
               Down 100                       46,578              1,952              4.37%             11.47%          160.20%
               Down 200                       48,580              3,954              8.86%             11.96%          167.09%
               Down 300                       51,150              6,524             14.62%             12.59%          175.92%

          Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in MVPE requires the making of certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. Accordingly, although the MVPE table provides an indication of the Bancorp's interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on the Bancorp's worth.

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

Regulatory Capital Requirements

          All banks are required to maintain minimum levels of regulatory capital. The federal bank regulatory agencies have established substantially similar risked based and leverage capital standards for banks that they regulate. These regulatory agencies also may impose capital requirements in excess of these standards on a case-by-case basis for various reasons, including financial condition or actual or anticipated growth. Under the risk-based capital requirements of these regulatory agencies, Southern Financial and Southern Financial Bank are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8%. At least half of the total capital is required to be tier 1 capital, which consists principally of common and certain qualifying preferred shareholders' equity, less certain intangibles and other adjustments. The remainder, tier 2 capital, consists of a limited amount of subordinated and other qualifying debt and a limited amount of the general loan loss allowance. Based upon the applicable Federal Reserve regulations, at December 31, 2000, Southern Financial Bank was considered to be "well capitalized."

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

          Banks have limits on all capital distributions, including cash dividends, payments to repurchase or otherwise acquire shares, payments to shareholders of another institution in a cash-out merger, and other distributions charged against capital. As of December 31, 2000, Southern Financial Bank had the capacity to pay no more than $6.6 million in total dividends to its sole shareholder, Southern Financial.

          Southern Financial Bank may not make a capital distribution, including the payment of a dividend, if, after the distribution, it would become undercapitalized . The prior approval of the applicable Federal Reserve Bank is required if the total of all dividends declared in any calendar year will exceed the sum of the bank's net profits for that year and its retained net profits for the preceding two calendar years. Federal Reserve Banks also may limit the payment of dividends by any state member bank if it considers the payment an unsafe or unsound practice. In addition, under Virginia law no dividend may be declared or paid that would impair a Virginia chartered bank's paid-in capital. The State Corporation Commission has general authority to prohibit payment of dividends by a Virginia chartered bank if it determines that the limit is in the public interest and is necessary to ensure the bank's financial soundness.

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

          A significantly undercapitalized institution has a total risk-based capital ratio that is less than 6%, a tier I risk-based capital ratio that is less than 3% or a leverage capital ratio that is less than 3%. Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks.

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

Federal Home Loan Bank System

          Southern Financial is a member of the Federal Home Loan Bank System, which consists of 12 district Federal Home Loan Banks with each subject to supervision and regulation by the Federal Housing Finance Board. The Federal Home Loan Banks provide a central credit facility for member institutions. Southern Financial, as a member of the Federal Home Loan Bank of Atlanta, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount equal to at least 1% of the aggregate principal amount of their unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of their borrowings from the Federal Home Loan Bank of Atlanta, whichever is greater. At December 31, 2000, Southern Financial had an investment of $2.7 million in the stock of the Federal Home Loan Bank of Atlanta and was in compliance with these requirements.

          Advances from the Federal Home Loan Bank of Atlanta are secured. Interest rates charged for advances vary depending upon maturity, the cost of funds to the Federal Home Loan Bank of Atlanta and the purpose of the borrowing. At December 31, 2000, Southern Financial had $34 million outstanding in borrowings from the Federal Home Loan Bank of Atlanta.

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

Employees

At December 31, 2000, Southern Financial employed 170 full-time equivalent persons. Management considers its relations with its employees to be good. The employees are not covered by a collective bargaining agreement.

Item 2.  Properties
-------------------

Offices and Other Material Properties

At December 31, 2000, Southern Financial conducted its business from its main office in Warrenton, Virginia and 18 branch offices. The following table sets forth certain information with respect to the offices of Southern Financial as of December 31, 2000:

                                              Lease                                                          Lease
                                 Owned or  Expiration  Date Facility                             Owned or  Expiration  Date Facility
           Office Location       Leased       Date        Opened            Office Location       Leased      Date         Opened
     ---------------------------------------------------------------   -------------------------------------------------------------
     Home Office:                                                      Branch Offices (Cont'd):

     37 E. Main Street           Leased     September    February      1095 Millwood Pike         Owned       N/A           July
     Warrenton, VA                            2003         1989        Winchester, VA                                       1996

     Branch Offices:                                                   46910 Community Plaza      Leased      May          April
                                                                       Sterling, VA                           2008          1998
     362 Elden Street            Leased       June         April
     Herndon, VA                              2005         1986        2062 Plank Road            Leased   September      January
                                                                       Fredericksburg, VA                     2016          1999
     101 W. Washington Street    Leased       June       November
     Middleburg, VA                           2002         1987        10175 Hastings Drive       Leased   September       March
                                                                       Manassas, VA                           2004          1999
     33 W. Piccadilly Street      Owned        N/A       November
     Winchester, VA                                        1990        7857 Heritage Drive        Leased     April          May
                                                                       Annandale, VA                          2008          1998
     526 E. Market Street        Leased       June         March
     Leesburg, VA                             2002         1992        9720 Lee Highway           Leased      June          July
                                                                       Fairfax, VA                            2006          1996
     4021 University Drive        Owned        N/A         July
     Fairfax, VA                                           1997        527 Maple Avenue           Leased    January        March
                                                                       Vienna, VA                             2005          1995
     322 Lee Highway             Leased      August       August
     Warrenton, VA                            2001         1994        8414 Lee Highway           Owned       N/A         October
                                                                       Merrifield, VA                                       1990
     2545 Q-18 Centreville Road  Leased     September      April
     Herndon, VA                              2001         1995        10693 Courthouse Road      Leased      June       September
                                                                       Fredericksburg, VA 22407               2003          2000
     13542 Minnieville Road      Leased     December       April
     Woodbridge, VA                           2003         1995        6551 Loisdale Court,       Leased      June       September
                                                                       Suite 150                              2001          2000
                                                                       Springfield, VA 22150

Item 3.  Legal Proceedings
--------------------------

         On August 29, 2000, a Fauquier County jury returned an unfavorable verdict against Southern Financial Bank in a lender liability suit filed by a former customer of the Bank. On October 31, 2000, a Fauquier County Circuit Court judge set aside the jury verdict and ordered that case be retried. A new trial is scheduled for July 24, 2001.

         Southern Financial is not a party to, nor is any of their property the subject of, any other material pending legal proceedings incidental to its business other than those arising in the ordinary course of business. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management, any such liability will not have a material adverse effect on the consolidated financial position or results of operations of Southern Financial.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

         None.

PART II.
--------

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

Item 7.  Management's Discussion and Analysis
---------------------------------------------

         The information required herein is incorporated by reference from pages 8 through 15 of the Annual Report.

Item 7a. Quantitative and Qualitative Disclosure about Market Risk
------------------------------------------------------------------

         The information required herein is incorporated by reference from pages 13 through 14 of the Annual Report.

Item 8.  Financial Statements
-----------------------------

         The information required herein is incorporated by reference from pages 16 through 38 of the Annual Report.

Item 9.  Changes in and Disagreements With Accountants on Accounting and
------------------------------------------------------------------------
         Financial Disclosure
         --------------------

         None.

PART III.
---------

Item 10. Directors, Executive Officers, Promoters and Control Persons;
----------------------------------------------------------------------
         Compliance with Section 16(a) of the Exchange Act
         -------------------------------------------------

         The information required herein is incorporated by reference from pages 3 through 10 of the definitive proxy statement of Southern Financial Bancorp, Inc. filed on March 26, 2001 ("Definitive Proxy Statement").

Item 11. Executive Compensation
-------------------------------

         The information required herein is incorporated by reference from pages 10 through 11 of the Definitive Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

         The information required herein is incorporated by reference from pages 7 through 9 of the Definitive Proxy Statement.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

         The information required herein is incorporated by reference from page 7 of the Definitive Proxy Statement.


PART IV.
--------

Item 14. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K
---------------------------------------------------------------------------

(a) Documents filed as a part of the report:

        (1) The following is an index to the financial statements of the Registrant included in the Annual Report to Stockholders for the year ended December 31, 2000, and incorporated herein by reference in Item 8. The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this Report, except as expressly provided herein.

                                                                                             Page(s) in
                                                                                           Annual Report
                                                                                           -------------
                      Independent Auditors' Report                                               16
                      Consolidated Balance Sheets:
                             December 31, 2000 and December 31, 1999                             17
                      Consolidated Statements of Income:
                             Years Ended December 31, 2000, 1999 and 1998                        18
                      Consolidated Statements of Comprehensive Income:
                             Years Ended December 31, 2000, 1999 and 1998                        19
                      Consolidated Statements of Changes in Stockholders' Equity:
                             Years Ended December 31, 2000, 1999 and 1998                        20
                      Consolidated Statements of Cash Flows:
                             Years Ended December 31, 2000, 1999 and 1998                        21
                      Notes to Consolidated Financial Statements                                 22 - 38

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

                 (9)     Voting Trust Agreement--Not applicable

                (11) Statement re Computation of Per Share Earnings-- Reference is made to Note 1 and Note 15 to Financial Statements, Page 25 and Page 38, respectively, in Annual Report

                (12)     Statement re Computation of Ratios--Not applicable

                (13) Pages 16-38 of the Annual Report to Stockholders for the Year Ended December 31, 2000

                (18) Letter re Change in Accounting Principles--Not applicable

                (21)     Subsidiaries of the registrant:

                                                                                          Percentage of Voting
                                                                Jurisdiction of           Securities Owned by
                                    Name                        Incorporation                   the Parent
                                    ----                        -------------             ----------------------
                         Southern Financial Bank                   Virginia                         100%
                         Southern WebTech.com, Inc.                Virginia                         100%
                         Southern Financial Capital Trust I        Delaware                         100%

                (22) Published Report Regarding Matters Submitted to Vote of Security Holders--Not applicable

            (23) (a)     Consent of KPMG LLP

            (23) (b)     Consent of Thompson, Greenspon &Co., P.C.

                (24)     Power of Attorney - Not applicable

                (28) Information from Reports Furnished to State Insurance Regulatory Authorities - Not applicable

(b) Southern Financial filed a report on Form 8-K on September 18, 2000, which announced the consummation of the merger of First Savings Bank of Virginia with Southern Financial Bank. Southern Financial filed Amendment No. 1 to the report on Form 8-K on November 17, 2000, which amends the Form 8-K to include the financial statements of First Savings Bank of Virginia and pro forma financial information.

                                  SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       SOUTHERN FINANCIAL BANCORP, INC.


                         By: /s/ Georgia S. Derrico
                             -------------------------------------
                             Georgia S. Derrico
                             Chairman of the Board and Chief Executive Officer
Dated: March 30, 2001
      -----------------


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the dates indicated.

                         Name                                             Title                                  Date
         --------------------------------------             ----------------------------------            -------------------

         /s/ Georgia S. Derrico                              Director and Chairman of                         March 30, 2001
         --------------------------------------                                                           -------------------
         Georgia S. Derrico                                  the Board and Chief
                                                             Executive Officer

         /s/ R. Roderick Porter                              Director and President and                       March 30, 2001
         --------------------------------------                                                           -------------------
         R. Roderick Porter                                  Chief Operating Officer

         /s/ David de Give                                   Director and Senior Vice                         March 30, 2001
         --------------------------------------                                                           -------------------
         David de Give                                       President/Treasurer

         /s/ Patricia A. Ferrick                             Senior Vice President and                        March 30, 2001
         --------------------------------------                                                           -------------------
         Patricia A. Ferrick                                 Chief Financial Officer

         /s/ William H. Lagos                                Senior Vice President/Controller                 March 30, 2001
         --------------------------------------                                                           -------------------
         William H. Lagos                                    (Principal Accounting Officer)

         /s/ Virginia Jenkins                                Director                                         March 30, 2001
         --------------------------------------                                                           -------------------
         Virginia Jenkins

         /s/ Neil J. Call                                    Director                                         March 30, 2001
         --------------------------------------                                                           -------------------
         Neil J. Call

         /s/ John L. Marcellus, Jr.                          Director                                         March 30, 2001
         --------------------------------------                                                           -------------------
         John L. Marcellus, Jr.

         /s/ Michael P. Rucker                               Director                                         March 30, 2001
         --------------------------------------                                                           -------------------
         Michael P. Rucker

         /s/ Alfonso G. Finocchiaro                              Director                                    March 30, 2001
         ----------------------------------------                                                    -----------------------
         Alfonso G. Finocchiaro

         /s/ Robert P. Warhurst                                  Director                                    March 30, 2001
         ----------------------------------------                                                    -----------------------
         Robert P. Warhurst

         /s/ John C. Belotti                                     Director                                    March 30, 2001
         ----------------------------------------                                                    -----------------------
         John C. Belotti

         /s/ Fred L. Bollerer                                    Director                                    March 30, 2001
         ----------------------------------------                                                    -----------------------
         Fred L. Bollerer

         /s/ Richard E. Smith                                    Director                                    March 30, 2001
         ----------------------------------------                                                    -----------------------
         Richard E. Smith

         /s/ Barbara J. Fried                                    Director                                    March 30, 2001
         ----------------------------------------                                                    -----------------------
         Barbara J. Fried

                               INDEX TO EXHIBITS

                            Number and Descriptions


13       Southern Financial Bancorp, Inc.
         December 31, 2000 Annual Report to Stockholders

23 (a)   Consent of KPMG LLP

23 (b)   Consent of Thompson, Greenspon & Co., P.C.