Form 10-Q
period 2001-03-31
SOUTHERN FINANCIAL BANCORP INC /VA/
filed 2001-05-15
CIK 914789

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20459

                                   FORM 10-Q

                  Quarterly Report under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934


For the Quarter Ended:                Commission File No.:
 March 31, 2001                         0-22836


                       SOUTHERN FINANCIAL BANCORP, INC.



             Virginia                                  54-1779978
______________________________________     _____________________________________
  (State or other jurisdiction of          (IRS Employer Identification Number)
  incorporation or organization)


         37 East Main Street
         Warrenton, Virginia                                20186
______________________________________     _____________________________________
  (address of principal executive office)                (Zip Code)



Registrant's Telephone Number, including area code:  (540) 349-3900



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          YES   X             NO _____
              ------



As of April 15, there were 3,014,710 shares of the registrant's Common Stock outstanding.

                       SOUTHERN FINANCIAL BANCORP, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                                March 31, 2001

                               TABLE OF CONTENTS
                               -----------------


                                                                             Page
                                                                            Number
                                                                            ------
PART I.  FINANCIAL INFORMATION
-------  ---------------------
Item 1.  Financial Statement

                   Consolidated Balance Sheets
                   as of March 31, 2001 (Unaudited) and
                   December 31, 2000                                          3

                   Consolidated Statements of Income for the
                   Three Months Ended March 31, 2001 and 2000
                   (Unaudited)                                                4

                   Consolidated Statements of Comprehensive Income
                   for the Three Months Ended March 31, 2001 and
                   2000 (Unaudited)                                           5

                   Consolidated Statements of Cash Flows for the
                   Three Months Ended March 31, 2001 and 2000
                   (Unaudited)                                                6

                   Notes to Consolidated Financial Statements
                   (Unaudited)                                            7 - 12

Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                   13 - 16

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           16

PART II.           OTHER INFORMATION
--------           -----------------


Item 1.  Legal Proceedings                                                    17

Item 2.  Changes in Securities                                                17

Item 3.  Defaults upon Senior Securities                                      17

Item 4.  Submission of Matters to a Vote of Security Holders                  17

Item 5.  Other Information                                                    17

Item 6.  Exhibits and Reports on Form 8-K                                     17

PART III.          SIGNATURES                                                 18
----------         ----------

SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                                                        March 31,
                                                                          2001                 December 31,
                                                                       (Unaudited)                 2000
                                                                   --------------------     --------------------
Assets
Cash and due from banks                                                  $  21,546,065            $  22,036,524
Overnight earning deposits                                                   7,772,875                2,479,728
Investment securities - available for sale                                 277,973,893              230,022,663
Loans held for sale                                                            651,400                  220,000
Loans receivable, net                                                      325,369,588              313,770,584
Cash surrender value of life insurance                                      15,450,487               15,217,987
Bank premises & equipment, net                                               6,734,667                6,687,190
Other assets                                                                20,676,962               19,501,410
                                                                   --------------------     --------------------
Total assets                                                             $ 676,175,937            $ 609,936,086
                                                                   ====================     ====================


Liabilities and Stockholders' Equity
Liabilities:
Deposits                                                                 $ 556,611,400            $ 515,111,665
Advances from Federal Home Loan Bank - short term                           40,000,000               19,000,000
Advances from Federal Home Loan Bank - long term                            15,000,000               15,000,000
Company-obligated mandatorily redeemable securities
    of subsidiary holding solely parent debentures                          13,000,000               13,000,000
Other liabilities                                                            8,250,087                8,135,260
                                                                   --------------------     --------------------

Total liabilities                                                          632,861,487              570,246,925
                                                                   --------------------     --------------------

Commitments
Stockholders' equity:
Preferred stock                                                                    136                      136
Common stock                                                                    30,147                   30,147
Capital in excess of par                                                    28,713,010               28,713,010
Retained earnings                                                           11,969,011               10,709,742
Accumulated other comprehensive income                                       2,602,146                  236,126
                                                                   --------------------     --------------------

Total stockholders' equity                                                  43,314,450               39,689,161
                                                                   --------------------     --------------------

Total liabilities and stockholders' equity                               $ 676,175,937            $ 609,936,086
                                                                   ====================     ====================


   The accompanying notes are an integral part of these financial statements.

SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENTS OF INCOME

                                                                                            Three Months Ended
                                                                                                March 31,
                                                                                     2001                  2000
                                                                               ------------------    ------------------
Interest income:
Loans                                                                                $ 7,552,532           $ 5,556,164
Investment securities                                                                  4,792,296             2,482,395
                                                                               ------------------    ------------------
Total interest income                                                                 12,344,828             8,038,559
                                                                               ------------------    ------------------
Interest expense:
Deposits                                                                               5,817,229             3,567,518
Borrowings                                                                             1,294,486               273,414
                                                                               ------------------    ------------------
Total interest expense                                                                 7,111,715             3,840,932
                                                                               ------------------    ------------------
Net interest income                                                                    5,233,113             4,197,627
Provision for loan losses                                                                520,000               350,000
                                                                               ------------------    ------------------
Net interest income after provision for loan losses                                    4,713,113             3,847,627
                                                                               ------------------    ------------------
Other income:
Fee income                                                                               843,029               658,614
Gain on sale of loans                                                                    316,727               333,378
Gain on sale of investment securities, net                                               200,307                     -
Other                                                                                    232,600                31,228
                                                                               ------------------    ------------------
Total other income                                                                     1,592,663             1,023,220
                                                                               ------------------    ------------------
Other expense:
Employee compensation and benefits                                                     2,014,684             1,658,386
Premises and equipment                                                                   708,236               615,549
Data processing expense                                                                  355,497               275,243
Advertising                                                                               59,074                60,886
Deposit insurance expense                                                                 21,834                17,664
Other                                                                                    854,454               493,569
                                                                               ------------------    ------------------
Total other expense                                                                    4,013,779             3,121,297
                                                                               ------------------    ------------------
Income before income taxes                                                             2,291,997             1,749,550
Provision for income taxes                                                               694,300               574,000
                                                                               ------------------    ------------------
Net income                                                                           $ 1,597,697           $ 1,175,550
                                                                               ==================    ==================
Earnings per common share:
Basic                                                                                $      0.53           $      0.44
Diluted                                                                                     0.52                  0.44
Dividends declared per common share                                                         0.12                  0.12
Weighted average shares outstanding:
Basic                                                                                  3,014,710             2,666,196
Diluted                                                                                3,080,519             2,688,171


  The accompanying notes are an integral part of these financial statements.

SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                          Three Months Ended
                                                               March 31,
                                                        2001              2000
                                                   ---------------   ---------------
Net income                                            $ 1,597,697       $ 1,175,550
Other comprehensive income:
Cash flow hedge:
    Unrealized holding gain/(loss)                       (488,947)           79,785
    Reclassification adjustment for net gains
     included in net income                               (18,955)          (39,785)
Available-for-sale securities:
    Unrealized holding gain                             4,293,081            51,866
    Reclassification adjustment for net gains
    included in net income                               (200,307)                -
                                                   ---------------   ---------------
Other comprehensive income before tax                   3,584,872            91,866
Income tax expense related to items of other
    comprehensive income                               (1,218,852)          (31,234)
                                                   ---------------   ---------------
Other comprehensive income, net of tax                  2,366,020            60,632

Comprehensive income                                  $ 3,963,717       $ 1,236,182
                                                   ===============   ===============

  The accompanying notes are an integral part of these financial statements.

SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                              ---------------------------------------
                                                                                     2001                  2000
                                                                              ------------------    -----------------
Cash flows from operating activities:
Net Income                                                                        $   1,597,697         $  1,175,550
Adjustments to reconcile net income to
    net cash provided by operating activities:
Depreciation and amortization                                                           458,049              217,841
Provision for loan losses                                                               520,000              350,000
Gain on sale of loans                                                                  (316,727)            (333,378)
Gain on sale of securities                                                             (200,307)                   -
Amortization of deferred loan fees                                                     (191,762)            (138,236)
Loans originated - held for sale                                                     (2,421,650)          (1,638,325)
Loans sold - held for sale                                                            2,033,054            1,923,644
(Increase) decrease in other assets                                                    (814,011)           1,043,627
Increase (decrease) in other liabilities                                                310,685             (108,448)
                                                                              ------------------    -----------------
Net cash provided by operating activities                                               975,028            2,492,275
                                                                              ------------------    -----------------

Cash flows from investing activities:
Increase in loans receivable                                                        (11,806,405)          (2,441,655)
Purchase of investment securities, held-to-maturity                                           -           (4,143,635)
Purchase of investment securities, available-for-sale                               (91,398,314)          (3,895,287)
Sale of investment securities, available-for-sale                                    30,405,993                    -
Paydowns of investment securities                                                    15,869,083            3,232,502
Increase in premises and equipment, net                                                (312,117)             (27,125)
(Increase) decrease in Federal Home Loan Bank stock                                  (1,050,000)              35,000
Increase in Federal Reserve Bank stock                                                 (194,950)                   -
                                                                               -----------------    -----------------
Net cash used in investing activities                                               (58,486,710)          (7,240,200)
                                                                               -----------------    -----------------
Cash flows from financing activities:
Net increase in deposits                                                             41,679,098           20,564,416
Increase in advances from FHLB - short term                                          21,000,000                    -
Dividends on preferred and common stock                                                (364,728)            (322,907)
                                                                               -----------------    -----------------
Net cash provided by financing activities                                            62,314,370           20,241,509
                                                                               -----------------    -----------------

Net increase in cash and cash equivalents                                             4,802,688           15,493,584

Cash and cash equivalents, beginning of period                                       24,516,252           17,131,958
                                                                               -----------------    -----------------
Cash and cash equivalents, end of period                                          $  29,318,940         $ 32,625,542
                                                                               =================    =================

SUPPLEMENTAL DATA
   Cash payments for interest on deposits and borrowings                          $   1,541,582         $  1,207,403
                                                                               -----------------    -----------------
   Cash payments for income taxes                                                 $   1,425,000         $          -
                                                                               -----------------    -----------------


   The accompanying notes are an integral part of these statements

SOUTHERN FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and, therefore, do not include all information or footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments which are, in the opinion of management, necessary for a fair presentation have been included. All adjustments are of a normal recurring nature. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results of the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in Southern Financial Bancorp, Inc.'s ("Southern Financial") Annual Report for the year ended December 31, 2000.

     On September 1, 2000, Southern Financial acquired all the outstanding common stock of First Savings Bank of Virginia for 409,906 shares of Southern Financial common stock. The acquisition has been accounted for by the purchase method of accounting. At the time of closing, core deposit intangibles were recorded in the amount of $1,566,163 and are being amortized on a straight-line basis over 15 years. The initial excess of the purchase price over the net identifiable assets acquired of $1,935,954 was recorded as goodwill and is being amortized on a straight-line basis over 15 years. During the quarter following the merger, certain tax adjustments were recorded resulting in an adjusted goodwill of $1,646,651 before amortization.

     Ownership of Southern WebTech.com was increased to 100% from 70% by December 31, 2000. The minority interest was acquired by issuing 7,118 shares of Southern Financial Bancorp common stock valued at $107,225 to Darien Consulting Group, Inc., who owned the minority interest. The purchase method of accounting was used, and no goodwill was recorded as a result of the transaction.

NOTE 2 - HEDGE ACCOUNTING

     During the quarter ended March 31, 2001, Southern Financial entered into interest rate swap agreements totaling $20 million in connection with issuance of like amounts of its certificates of deposit. These interest rate swap agreements are accounted for as fair value hedges. Changes in the fair value of the fair value hedges are accounted for in the income statement, as are changes in the fair value of the certificates of deposit. Changes in the fair value of cash flow hedges are accounted for in other comprehensive income. One interest rate swap agreement with a notional amount of $10 million was terminated during the quarter ended March 31, 2001 with no resulting gain or loss. The certificates of deposit associated with this swap were called by Southern Financial. The interest rate swaps outstanding as of March 31, 2001, are presented in the following table:

                                   03/31/2001   12/31/2000                         Pay                     Receive
                      Notional      Estimated    Estimated   Maturity     Call    Fixed                   Floating
                       amount      fair value   fair value     date       date     rate                     rate
                     ---------------------------------------------------------------------------------------------------------
Cash flow hedges:    $  5,000,000  $ (38,964) $   84,924    01/08/2004    None     5.27%   3 month LIBOR
                        5,000,000    (43,917)     81,214    01/15/2004    None     5.29%   3 month LIBOR
                        5,000,000    (35,275)     88,379    01/29/2004    None     5.23%   3 month LIBOR
                        5,000,000     35,886     171,115    02/02/2009    None     5.45%   3 month LIBOR

                     ---------------------------------------
                       20,000,000    (82,270)    425,632
                     ---------------------------------------

                                   03/31/2001   12/31/2000                         Rec.                     Pay
                      Notional      Estimated    Estimated   Maturity     Call    Fixed                   Floating
                       amount      fair value   fair value     date       date     rate                     rate
                     ---------------------------------------------------------------------------------------------------------
Fair value hedges:     10,000,000    141,245     294,392    07/12/2010 07/12/2001  8.00%   3 month LIBOR
                       10,000,000    121,147     248,078    07/26/2005 07/26/2001  7.25%   3 month LIBOR less 5 basis points
                       10,000,000    142,705     216,741    09/21/2015 09/21/2001  7.75%   3 month LIBOR less 10 basis points
                       10,000,000    342,270      40,416    10/26/2007 10/26/2001  7.25%   3 month LIBOR less 4 basis points
                       10,000,000    115,381      48,906    11/30/2007 11/30/2001  7.00%   3 month LIBOR less 5 basis points
                       10,000,000     92,534       1,961    12/28/2010 12/28/2001  7.00%   3 month LIBOR
                       10,000,000   (115,001)          -    02/22/2008 02/22/2002  6.00%   3 month LIBOR less 1 basis point
                       10,000,000   (157,150)          -    03/07/2011 03/07/2002  6.25%   3 month LIBOR less 2 basis points
                       10,000,000          -      12,000    03/29/2005 03/29/2001  7.25%    Terminated

                     ---------------------------------------
                       90,000,000    683,131     862,494
                     ---------------------------------------

Total                $110,000,000  $ 600,861 $ 1,288,126
                     =======================================

NOTE 3 - LOANS RECEIVABLE

          Loans receivable consist of the following:

                                                              March 31,              December 31,
                                                                2001                    2000
                                                         -------------------      ------------------
Mortgage:
    Residential                                               $  52,211,759           $  53,164,832
    Nonresidential                                              138,962,658             130,270,765
Construction:
    Residential                                                   8,550,740              12,394,108
    Nonresidential                                               17,835,282              15,913,069
Non-Mortgage:
    Business                                                    107,870,431             101,002,182
    Consumer                                                      7,167,392               7,617,423
                                                         -------------------      ------------------

Total loans receivable                                          332,598,262             320,362,379
Less:
     Deferred loan fees, net                                      1,833,952               1,670,453
     Allowance for loan losses                                    5,394,722               4,921,342
                                                         -------------------      ------------------

Loans receivable, net                                         $ 325,369,588           $ 313,770,584
                                                         ===================      ==================



          The following sets forth information regarding the allowance for loan losses:

                                                              Three Months         Three Months
                                                                 Ended                Ended
                                                              03/31/2001           03/31/2000
                                                           -----------------    -----------------
Allowance at beginning of period                                 $ 4,921,342          $ 3,452,131

Provision for losses charged to income                               520,000              350,000
Charge-offs                                                         (136,000)            (207,186)
Recoveries                                                            89,380                5,573
                                                            -----------------    -----------------

Allowance at end of period                                       $ 5,394,722          $ 3,600,518
                                                            =================    =================

       The following table sets forth information regarding past due and nonperforming assets as of the periods indicated:

                                          At March 31,         At December 31,
                                              2001                  2000
                                        ------------------   -------------------
         Accruing Loans 90 Days
          or More Delinquent
          Nonresidential                      $    41,515           $         -
          Business                                    378                   673
          Consumer                                      -                 8,563
                                        ------------------   -------------------

                Total                              41,893                 9,236
                                        ==================   ===================

         Nonperforming Loans
             Residential                          438,406               555,248
             Nonresidential                     1,462,264             1,316,975
             Business                              24,331                     -
                                        ------------------   -------------------

                Subtotal                        1,925,001             1,872,223
                                        ------------------   -------------------

         Renegotiated Loans:
             Nonresidential                        44,701                48,995
                                        ------------------   -------------------

         Real Estate Owned:
             Residential                           38,157                16,900
                                        ------------------   -------------------

         Total Nonperforming Assets           $ 2,007,859           $ 1,938,118
                                        ==================   ===================

         Nonperforming Assets
             to Total Assets                         0.30%                 0.32%
                                        ==================   ===================

NOTE 4 - EARNINGS PER SHARE

     The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential dilutive common stock. Income attributable to preferred stock was $2,963 for the quarter ended March 31, 2001 and for the quarter ended March 31, 2000.

                                                     For the three months ended
                                              March 2001                     March 2000
                                     ----------------------------   ----------------------------
                                                         Per                            Per
                                                        Share                          Share
                                        Shares         Amount          Shares         Amount
                                     -------------   ------------   -------------   ------------
Basic earnings per share                3,014,710     $     0.53       2,666,196     $     0.44
                                                     ============                   ============

Effect of dilutive securities:
        Stock options                      43,834                              -
        Convertible preferred stock        21,975                         21,975
                                     -------------                  -------------

Diluted earnings per share              3,080,519     $     0.52       2,688,171     $     0.44
                                     =============   ============   =============   ============

NOTE 5 - COMPANY-OBLIGATED MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY HOLDING SOLELY PARENT DEBENTURES ("TRUST PREFERRED BORROWINGS")

     On December 28, 1999, Southern Financial Capital Trust I, a wholly owned special purpose subsidiary of the Bancorp, was formed for the purpose of issuing redeemable capital securities (company-obligated mandatorily redeemable securities of subsidiary holding solely parent debentures). On May 24, 2000, a $5 million offering of redeemable capital securities was completed by the Trust. The securities have a par value of $5.00, a cash distribution rate of $0.55 per year, payable quarterly, with a yield of 11% and are due July 15, 2030. The securities may be called prior to maturity. The proceeds from this issuance were used to purchase a like amount of junior subordinated debt securities issued by the Bancorp, which have the same maturity and call provision as the redeemable capital securities. On September 7, 2000 Southern Financial Statutory Trust I, a wholly owned special purpose subsidiary of the Bancorp, was formed for the purpose of issuing additional redeemable capital securities (company-obligated mandatorily redeemable securities of subsidiary holding solely parent debentures). Concurrently, $8 million of trust preferred securities were issued by the Trust as part of a pooled underwriting transaction. A "pooled underwriting" involves participating with other bank holding companies in issuing the securities through a special-purpose pooling vehicle created by the underwriters. In this instance the pooling vehicle was Preferred Term Securities, Ltd., which was underwritten by Keefe Bruyette & Woods and First Tennessee Capital Markets and placed with investors in a private placement. The proceeds from this issuance were used to purchase a like amount of junior subordinated debt securities of the Bancorp, which have the same maturity and call provision as the redeemable capital securities.

NOTE 6 - INVESTMENT SECURITIES

       The following table sets forth the investment securities portfolio as of the dates indicated:

                                                          March 31, 2001                          December 31, 2000
                                                   Amortized          Estimated              Amortized         Estimated
                                                      Cost            Fair Value               Cost            Fair Value
                                               ----------------    -----------------   -----------------   -----------------
Available-for-sale securities:
Mortgage-backed securities                       $  90,933,386        $  92,159,214       $ 112,535,562       $ 113,242,566
Collaterized mortgage obligations                  155,065,540          157,642,938          95,666,261          95,764,697
Obligations of counties and municipalities           3,346,790            3,382,204           6,202,386           6,117,481
Corporate obligations                               20,671,614           20,628,174          12,729,995          12,415,779
U.S. Treasury and agency securities                  4,025,999            4,161,363           2,449,319           2,482,140
                                               ----------------    -----------------   -----------------   -----------------
Total classified as investment securities          274,043,329          277,973,893         229,583,523         230,022,663
Corporate obligations classified as loans           32,885,091           33,067,441          32,837,067          32,418,054
                                               ----------------    -----------------   -----------------   -----------------
                                                 $ 306,928,420        $ 311,041,334       $ 262,420,590       $ 262,440,717
                                               ================    =================   =================   =================


          In December 2000, investment securities classified as held-to-maturity were transferred to the available-for-sale classification in order to provide more flexibility in managing the interest-rate risk in the investment security portfolio. Because of the transfer, Southern Financial will be unable to classify investment securities as held-to-maturity in the foreseeable future.

SOUTHERN FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Financial Condition
-------------------

     Total assets of Southern Financial Bancorp, Inc. ("Southern Financial") at March 31, 2001 were $676.2 million, an increase of 10.9 % compared with December 31, 2000. The growth in total assets was primarily due to increases in investment securities available-for-sale and loans receivable.

     Total loans receivable increased 3.8% from $320.4 million at December 31, 2000, with the increase being in nonresidential mortgage and construction loans and non-mortgage business loans.

     Investment securities available-for-sale increased 20.9 % during the same period. Southern Financial purchased investment securities totaling $91.4 million during the quarter ended March 31, 2001. The investment securities purchased consisted of collateralized mortgage obligations and corporate bonds. During the quarter ended March 31, 2001, Southern Financial sold investment securities available-for-sale for proceeds totaling $30.4 million.

     The growth in earning assets, as discussed above, was funded by deposits and borrowings. The increase in advances from the FHLB totaling $21 million consisted of overnight borrowings. Deposits increased 8.1% from $515.1 million at December 31, 2000.

Results of Operations
---------------------

     Southern Financial's principal sources of revenue are interest on loans, gains on sales of loans and investment securities, fees and service charges on loans, interest and dividends on investment securities, and service charges on deposit accounts. Net income is affected by interest on deposits and borrowings and operating expenses.

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

                                                                    Three Months Ended March 31,
                                                             2001                                   2000
                                             -------------------------------------------------------------------------
                                                 Average            Average            Average            Average
                                                 Balance          Yield/Rate           Balance           Yield/Rate
                                             ---------------------------------    ------------------------------------
                                                                         ($ in thousands)
Interest-earning assets
    Loans receivable                                  320,980            9.40               238,842              9.46
    Investments                                       262,564            7.31               146,921              6.53
                                             -----------------    ------------    ------------------   ---------------
        Total interest-earning assets                 583,544            8.46               385,763              8.34
                                             -----------------    ------------    ------------------   ---------------

Interest-bearing liabilities
    Deposits                                          439,111            5.30               305,510              4.68
    Borrowings                                         78,204            6.20                18,185              5.95
                                             -----------------    ------------    ------------------   ---------------
        Total interest-bearing liabilities            517,315            5.50               323,695              4.75
                                             -----------------    ------------    ------------------   ---------------
Average dollar difference
between interest-earning assets
and interest-bearing liabilities                       66,229                                62,068
                                             =================                    ==================
Interest rate spread                                                     2.96                                    3.59
                                                                  ============                         ===============
Interest margin                                                          3.59                                    4.30
                                                                  ============                         ===============

Non-interest bearing deposits                          64,323                                50,768
                                             -----------------    ------------    ------------------   ---------------
Total deposits and borrowings                         581,638            4.89               374,463              4.10
                                             -----------------    ------------    ------------------   ---------------

Interest rate spread including
non-interest bearing deposits                                            3.57                                    4.24
                                                                  ============                         ===============


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


                                                          For The Three Months Ended
                                                                 March 31, 2001
                                                                     Versus
                                                                 March 31, 2000
                                             -------------------------------------------------------
                                                  Volume             Rate                Net
                                             -----------------    ------------    ------------------
                                                                ($ in thousands)
Interest income
    Loans receivable                                    2,032             (36)                1,996
    Investments                                         1,993             317                 2,310
                                             -----------------    ------------    ------------------
        Total interest income                           4,025             281                 4,306
                                             -----------------    ------------    ------------------
Interest expense
    Interest-bearing deposits                           1,728             522                 2,250
    Borrowings                                          1,010              11                 1,021
                                             -----------------    ------------    ------------------
        Total interest expense                          2,738             533                 3,271
                                             -----------------    ------------    ------------------
Net interest income                                     1,287            (252)                1,035
                                             =================    ============    ==================

     Southern Financial's net income was $1.6 million for the three months ended March 31, 2001, an increase of 35.9% over the $1.2 million earned during the quarter ended March 31, 2000.

     Net interest income before provision for loan losses for the three months ended March 31, 2001 was $5.2 million, an increase of $1 million or 24.7%, from $4.2 million for the three months ended March 31, 2000 The increase in net interest income was due to the growth in earning assets resulting from purchases of investment securities, increased commercial loan originations as well as the acquisition of $71 million in First Savings Bank's assets. Average earning assets increased 51.3% to $583.5 million compared with the first quarter of 2000.

     The provision for loan losses for the three months ended March 31, 2001 was $520 thousand, as compared to $350 thousand for the three months ended March 31, 2000. The provision for loan losses is a current charge to earnings to increase the allowance for loan losses. Southern Financial has established the allowance for loan losses to absorb the inherent risk in lending after considering an evaluation of the loan portfolio, current economic conditions, changes in the nature and volume of lending, past loan experience and other relevant factors. It is the opinion of Southern Financial that the allowance for loan losses at March 31, 2001 remains adequate. Although Southern Financial believes that the allowance is adequate, there can be no assurances that additions to such allowance will not be necessary in future periods, which would adversely affect the results of operations. The allowance for loan losses at March 31, 2001 was $5.4 million, or 1.63% of total loans receivable less deferred fees, versus $4.9 million at December 31, 2000, which was 1.54% of total loans receivable less deferred fees.

     Other income for the three months ended March 31, 2001 was $1.6 million, an increase from $1.0 for the three months ended March 31, 2000. During the quarter ended March 31, 2001, Southern Financial sold $30.4 million of primarily fixed rate securities and generated net gains of $200 thousand. In addition, income totaling $232 thousand representing the increase in the current value of bank owned life insurance is included in other income. Other income also includes the traditional deposit fees, electronic banking fees, and fees generated from commercial service products, all of which contributed to the increased non-interest income.

     Other expense for the three months ended March 31, 2001 was $4.0 million, an increase of 28.6% when compared to other expense for the same period last year. Increased expenses resulting from the acquisition of First Savings Bank, including goodwill amortization, accounted for a substantial portion of the increase. Other expenses, including employee compensation, also increased primarily due to normal pay increases and a larger employee base.



Regulatory Capital Requirements
-------------------------------

     At March 31, 2001 Southern Financial exceeded all regulatory capital standards.

Liquidity
---------

     Southern Financial's primary sources of funds are deposits, loan repayments, proceeds from the sale of loans and investment securities, repayments and maturities of investment securities, and borrowings from the Federal Home Loan Bank of Atlanta under a credit availability equal to 20% of total assets, or approximately $135 million. At March 31, 2001, Southern Financial had $37.8 million of unfunded lines of credit and undisbursed construction loan funds of $22.9 million. Approved loan commitments were $9.9 million at March 31, 2001, and Southern Financial had commitments from investors to purchase loans in the amount of $1.3 million. It is anticipated that funding requirements for these commitments can be met from the normal sources of funds.

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

Item 3 - Quantitative and Qualitative Disclosure about Market Risk

         There have been no material changes in market risk exposures that affect the quantitative or qualitative disclosures presented as of December 31, 2000, in the Southern Financial Annual Report.

SOUTHERN FINANCIAL BANCORP, INC.



Part II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS
          -----------------

             On August 29, 2000, a Fauquier County jury returned an unfavorable verdict against Southern Financial Bank in a lender liability suit filed by a former customer of the Bank. On October 31, 2000, a Fauquier County Circuit Court judge set aside the jury verdict and ordered that the case be retried. A new trial is scheduled for July 24, 2001.

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

             Not applicable

Item 5.  OTHER INFORMATION
         -----------------

             Not applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         ---------------------------------

             Exhibits Required
             Page 40 of the Southern Financial Bancorp, Inc. December 31, 2000 Annual Report to Stockholders which was omitted from Exhibit 13 to the Southern Financial Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2000

                 Reports on Form 8-K
                 No reports on Form 8-K were filed during the three months ended March 31, 2001.

                       SOUTHERN FINANCIAL BANCORP, INC.



Part III.  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               SOUTHERN FINANCIAL BANCORP, INC.
                               --------------------------------
                                    (Registrant)



Date     5/15/01               By: /s/ Georgia S. Derrico
     ------------------           ----------------------------------------
                                  Georgia S. Derrico
                                  Chairman and
                                  Chief Executive Officer
                                  (Duly Authorized Representative)



Date     5/15/01               By: /s/ William H. Lagos
     -----------------            -----------------------------------------
                                  William H. Lagos
                                  Senior Vice President and Controller
                                  Principal Accounting Officer
                                  (Duly Authorized Representative)

           Exhibit - Page 40 of the December 31, 2000 Annual Report

Corporate Address

37 East Main Street
Warrenton, Virginia  20186
540-349-3900
FAX: 540-349-3904

Form 10-K

The Bank's Annual Report on Form 10-K to the Securities and Exchange Commission will be furnished without charge to stockholders upon written request to:

Investor Relations
37 East Main Street
Warrenton, Virginia  20186

Annual Meeting

The Annual Meeting of stockholders of Southern Financial Bancorp, Inc. will be held on April 26, 2001 at Fauquier Springs County Club, Springs Road, Warrenton, Virginia commencing at 2:00 pm.

Stock Data

As of December 14, 1993, the Common Stock of Southern Financial Federal Savings Bank commenced trading on the NASDAQ Small Cap Stock Market under the symbol SFFB. On February 21, 1995, the Common Stock commenced trading on the NASDAQ National Market under the symbol SFFB. On December 1, 1995, Southern Financial Federal Savings Bank merged into Southern Financial Bank, a wholly owned subsidiary of Southern Financial Bancorp, Inc. The Bancorp's Common Stock continues to be traded on the NASDAQ National Market under the symbol SFFB.

As of December 31, 2000, there were 658 stockholders of record, not including the number of persons or entities whose stock is held in nominee or "street" name through various brokerage firms or banks. The following table sets forth the high and low stock prices for the periods indicated:


                              2000
                       High         Low
1st Quarter            $17.38       $13.50
2nd Quarter            $15.88       $12.50
3rd Quarter            $16.25       $13.00
4th Quarter            $14.81       $11.38


Transfer Agent & Registrar

Inquiries regarding stock transfer, lost certificates or changes in name and/or address should be directed to the stock transfer agent and registrar:

Mellon Investor Services, L.L.C.
Overpeck Centre
83 Challenger Road
Ridgefield Park, NJ  07660
800-851-9677

Market Makers

Scott & Stringfellow  800-552-7757
Ferris, Baker, Watts, Inc.  202-429-3545
Ryan, Hartley & Co., Inc.  703-847-3100
McKinnon & Company, Inc.  703-623-4636
Sandler O'Neill  212-466-7800
Anderson & Strudwick, Inc.  800-767-2424