Form 10-Q
period 2001-06-30
SOUTHERN FINANCIAL BANCORP INC /VA/
filed 2001-08-14
CIK 914789

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20459


                                    FORM 10-Q


                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



For the Quarter Ended:                               Commission File No.:
    June 30, 2001                                          0-22836



                        SOUTHERN FINANCIAL BANCORP, INC.



           Virginia                                      54-1779978
------------------------------                   ---------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)


     37 East Main Street
     Warrenton, Virginia                                   20186
------------------------------                       ------------------
(address of principal executive office)                   (Zip Code)



Registrant's Telephone Number, including area code:  (540) 349-3900



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES   X                                              NO _____
                      ------



As of July 20, 2001, there were 3,028,542 shares of the registrant's Common Stock outstanding.

                        SOUTHERN FINANCIAL BANCORP, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                  June 30, 2001

                                TABLE OF CONTENTS

                                                                      Page
                                                                     Number
                                                                     ------
PART I.  FINANCIAL INFORMATION
-------  ---------------------

Item 1.  Financial Statements

                  Consolidated Balance Sheets
                  as of June 30, 2001 (Unaudited) and
                  December 31, 2000                                        3

                  Consolidated Statements of Income for the
                  Three and Six Months Ended June 30, 2001 and 2000
                  (Unaudited)                                              4

                  Consolidated Statements of Comprehensive Income
                  for the Three and Six Months Ended June 30, 2001 and
                  2000 (Unaudited)                                         5

                  Consolidated Statements of Cash Flows for the
                  Six Months Ended June 30, 2001 and 2000
                  (Unaudited)                                              6

                  Notes to Consolidated Financial Statements
                  (Unaudited)                                         7 - 11

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                12 - 15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk  15 - 16

PART II. OTHER INFORMATION
-------- -----------------

Item 1.  Legal Proceedings                                                17

Item 2.  Changes in Securities                                            17

Item 3.  Defaults upon Senior Securities                                  17

Item 4.  Submission of Matters to a Vote of Security Holders              17

Item 5.  Other Information                                                17

Item 6.  Exhibits and Reports on Form 8-K                                 17

PART III.  SIGNATURES                                                     18
---------  ----------

SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS


                                                                         June 30,
                                                                           2001                 December 31,
                                                                        (Unaudited)                 2000
                                                                    --------------------     --------------------
Assets
Cash and due from banks                                                   $  21,948,777            $  22,036,524
Overnight earning deposits                                                   35,044,124                2,479,728
Investment securities - available for sale                                  279,539,444              233,407,038
Loans held for sale                                                             179,000                  220,000
Loans receivable, net                                                       353,547,508              313,770,584
Cash surrender value of life insurance                                       15,682,987               15,217,987
Bank premises & equipment, net                                                6,865,203                6,687,190
Other assets                                                                 15,061,723               16,117,035
                                                                    --------------------     --------------------

Total assets                                                              $ 727,868,766            $ 609,936,086
                                                                    ====================     ====================


Liabilities and Stockholders' Equity
Liabilities:
Deposits                                                                  $ 574,842,017            $ 515,111,665
Advances from Federal Home Loan Bank - short term                            43,500,000               19,000,000
Advances from Federal Home Loan Bank - long term                             15,000,000               15,000,000
Company-obligated mandatorily redeemable securities
   of subsidiary holding solely parent debentures                            13,000,000               13,000,000
Due to broker for investment securities purchased                            30,690,000                        -
Other liabilities                                                             7,176,367                8,135,260
                                                                    --------------------     --------------------

Total liabilities                                                           684,208,384              570,246,925
                                                                    --------------------     --------------------

Commitments
Stockholders' equity
Preferred stock                                                                     136                      136
Common stock                                                                     30,152                   30,147
Capital in excess of par                                                     28,721,224               28,713,010
Retained earnings                                                            13,766,802               10,709,742
Accumulated other comprehensive income                                        1,142,068                  236,126
                                                                    --------------------     --------------------

Total stockholders' equity                                                   43,660,382               39,689,161
                                                                    --------------------     --------------------

Total liabilities and stockholders' equity                                $ 727,868,766            $ 609,936,086
                                                                    ====================     ====================



   The accompanying notes are an integral part of these financial statements.

SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENTS OF INCOME


                                                          Three Months Ended                  Six Months Ended
                                                                June 30,                           June 30,
                                                          2001             2000              2001              2000
                                                      -----------      -----------      ------------      ------------
Interest income:
Loans                                                 $ 7,842,775      $ 5,975,924      $ 15,395,307      $ 11,532,088
Investment securities                                   5,216,107        2,593,091        10,008,403         5,075,486
                                                    --------------   --------------   ---------------   ---------------
Total interest income                                  13,058,882        8,569,015        25,403,710        16,607,574
                                                    --------------   --------------   ---------------   ---------------
Interest expense:
Deposits                                                5,560,881        3,774,511        11,378,110         7,342,029
Borrowings                                              1,351,086          392,232         2,645,572           665,646
                                                    --------------   --------------   ---------------   ---------------
Total interest expense                                  6,911,967        4,166,743        14,023,682         8,007,675
                                                    --------------   --------------   ---------------   ---------------
Net interest income                                     6,146,915        4,402,272        11,380,028         8,599,899
Provision for loan losses                                 750,000          325,000         1,270,000           675,000
                                                    --------------   --------------   ---------------   ---------------
Net interest income after provision for loan losses     5,396,915        4,077,272        10,110,028         7,924,899
                                                    --------------   --------------   ---------------   ---------------
Other income:
Fee income                                                789,142          623,987         1,632,171         1,282,601
Gain on sale of loans                                      85,596          271,215           402,323           604,593
Gain on investment securities, net                        950,484                -         1,150,791                 -
Other                                                     314,924           59,184           547,524            90,412
                                                    --------------   --------------   ---------------   ---------------

Total other income                                      2,140,146          954,386         3,732,809         1,977,606
                                                    --------------   --------------   ---------------   ---------------
Other expense:
Employee compensation and benefits                      2,289,760        1,691,506         4,304,444         3,349,892
Premises and equipment                                    708,262          622,881         1,416,498         1,238,430
Data processing expense                                   351,618          271,578           707,115           546,821
Advertising                                                62,901           48,748           121,975           109,634
Deposit insurance expense                                  23,952           18,696            45,786            36,360
Other                                                     938,504          474,710         1,792,958           968,279
                                                    --------------   --------------   ---------------   ---------------
Total other expense                                     4,374,997        3,128,119         8,388,776         6,249,416
                                                    --------------   --------------   ---------------   ---------------
Income before income taxes                              3,162,064        1,903,539         5,454,061         3,653,089
Provision for income taxes                              1,004,300          630,600         1,698,600         1,204,600
                                                    --------------   --------------   ---------------   ---------------
Net income                                            $ 2,157,764      $ 1,272,939       $ 3,755,461       $ 2,448,489
                                                    ==============   ==============   ===============   ===============
Earnings per common share:
Basic                                                 $      0.71      $      0.48       $      1.24       $      0.92
Diluted                                                      0.69             0.47              1.21              0.90
Dividends declared per common share                          0.12             0.12              0.24              0.24
Weighted average shares outstanding:
Basic                                                   3,014,776        2,658,398         3,014,743         2,662,297
Diluted                                                 3,121,208        2,709,025         3,101,627         2,717,050



    The accompanying notes are an integral part of these financial statements

SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                          Three Months Ended                    Six Months Ended
                                                               June 30,                            June 30,
                                                        2001              2000              2001              2000
                                                    --------------    --------------    --------------    --------------
Net income                                            $ 2,157,764       $ 1,272,939       $ 3,755,461       $ 2,448,489
Other comprehensive income:
Cash flow hedge:
    Unrealized holding gain/(loss)                         92,374            89,520          (396,565)          169,305
    Reclassification adjustment for net
    gains/(losses) included in net income                  44,934           (67,375)           25,979          (107,160)
Available-for-sale securities:
    Unrealized holding gain/(loss)                     (1,399,064)         (190,075)        2,894,017          (138,209)
    Reclassification adjustment for net gains
    included in net income                               (950,484)                -        (1,150,791)                -
                                                    --------------    --------------    --------------    --------------
Other comprehensive income before tax                  (2,212,240)         (167,930)        1,372,640           (76,064)
Income tax expense related to items of other
    comprehensive income                                 (752,162)          (57,096)          466,698           (25,862)
                                                    --------------    --------------    --------------    --------------
Other comprehensive income, net of tax                 (1,460,078)         (110,834)          905,942           (50,202)
Comprehensive income                                  $   697,686       $ 1,162,105       $ 4,661,403       $ 2,398,287
                                                    ==============    ==============    ==============    ==============




    The accompanying notes are an integral part of these financial statements

SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           Six Months Ended
                                                                                               June 30,
                                                                              ---------------------------------------
                                                                                    2001                  2000
                                                                              -----------------     -----------------
Cash flows from operating activities:
Net Income                                                                         $ 3,755,461           $ 2,448,489
Adjustments to reconcile net income to
    net cash provided by operating activities:
Depreciation and amortization                                                          415,461               472,227
Provision for loan losses                                                            1,270,000               675,000
Gain on sale of loans                                                                 (402,323)             (604,593)
Gain on sale of securities                                                          (1,150,791)                    -
Amortization of deferred loan fees                                                    (385,011)             (266,802)
Loans originated - held for sale                                                    (4,431,900)           (3,528,025)
Loans sold - held for sale                                                           4,358,744             3,820,456
Decrease in other assets                                                               260,582                43,817
Increase (decrease) in other liabilities                                            29,926,965            (1,440,003)
                                                                              -----------------     -----------------
Net cash provided by operating activities                                           33,617,188             1,620,566
                                                                              -----------------     -----------------
Cash flows from investing activities:
Increase in loans receivable                                                       (39,373,835)           (6,393,387)
Purchase of investment securities, held-to-maturity                                          -            (7,644,597)
Purchase of investment securities, available-for-sale                             (226,758,183)          (14,038,754)
Sale of investment securities, available-for-sale                                  113,905,270                     -
Paydowns of investment securities                                                   70,554,954             7,559,981
Increase in premises and equipment, net                                               (713,764)             (244,946)
Increase in other equity securities                                                 (2,334,654)              (25,000)
                                                                              -----------------     -----------------
Net cash used in investing activities                                              (84,720,212)          (20,786,703)
                                                                              -----------------     -----------------
Cash flows from financing activities:
Net increase in deposits                                                            59,796,155            11,519,724
Increase in advances from FHLB - short term                                         24,500,000             4,000,000
Proceeds from Capital Trust borrowings                                                       -             5,000,000
Proceeds from issuance of common stock                                                   8,219                42,296
Repurchase of common stock                                                                   -              (148,750)
Dividends on preferred and common stock                                               (724,701)             (644,612)
                                                                              -----------------     -----------------
Net cash provided by financing activities                                           83,579,673            19,768,658
                                                                              -----------------     -----------------
Net increase in cash and cash equivalents                                           32,476,649               602,521

Cash and cash equivalents, beginning of period                                      24,516,252            17,131,958
                                                                              -----------------     -----------------
Cash and cash equivalents, end of period                                           $56,992,901           $17,734,479
                                                                              =================     =================

SUPPLEMENTAL DATA
  Cash payments for interest on deposits and borrowings                            $ 3,889,816           $ 2,509,271
                                                                              -----------------     -----------------
  Cash payments for income taxes                                                   $ 3,125,000           $   650,000
                                                                              -----------------     -----------------


The accompanying notes are an integral part of these statements

SOUTHERN FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and, therefore, do not include all information or footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments which are, in the opinion of management, necessary for a fair presentation have been included. All adjustments are of a normal recurring nature. The results of operations for the three and six-month periods ended June 30, 2001 are not necessarily indicative of the results of the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in Southern Financial Bancorp, Inc.'s ("Southern Financial") Annual Report for the year ended December 31, 2000.


NOTE 2 - INVESTMENT SECURITIES

         The following table sets forth the investment securities portfolio as of the dates indicated:



                                                           June 30, 2001                           December 31, 2000
                                                   Amortized           Estimated            Amortized           Estimated
                                                     Cost              Fair Value              Cost             Fair Value
                                                   ---------           ----------           ---------           ----------
Available-for-sale securities:
Mortgage-backed securities                       $ 62,094,021         $ 62,732,678        $ 112,535,562       $ 113,242,566
Collaterized mortgage obligations                 186,094,250          187,145,119           95,666,261          95,764,697
Obligations of counties and municipalities            886,535              882,850            6,202,386           6,117,481
Corporate obligations                              21,327,390           20,924,216           12,729,995          12,415,779
U.S. Treasury and agency securities                 2,047,011            2,135,552            2,449,319           2,482,140
Federal Home Loan Bank stock                        4,425,000            4,425,000            2,700,000           2,700,000
Federal Reserve Bank stock                            809,950              809,950              615,000             615,000
Other equity securities                               484,079              484,079               69,375              69,375
                                                -------------        -------------        -------------       -------------
Total classified as investment securities         278,168,236          279,539,444          232,967,898         233,407,038
Corporate obligations classified as loans          45,314,316           45,706,475           32,837,067          32,418,054
                                                -------------        -------------        -------------       -------------
                                                $ 323,482,553        $ 325,245,919        $ 265,804,965       $ 265,825,092
                                                =============        =============        =============       =============




         In December 2000, investment securities classified as held-to-maturity were transferred to the available-for-sale classification in order to provide more flexibility in managing the interest-rate risk in the investment security portfolio. Because of the transfer, Southern Financial will be unable to classify investment securities as held-to-maturity in the foreseeable future.

NOTE 3 - HEDGE ACCOUNTING

         As part of its interest rate risk management, Southern Financial makes extensive use of interest rate swaps. Some of them are accounted for as cash flow and some are fair value hedges in accordance with SFAS 133. Cash flow hedges are used to hedge variable interest rate assets or liabilities and fair value hedges are used to hedge fixed rate assets or liabilities.

         Southern Financial uses interest rate swaps that are accounted for as cash flow hedges to hedge the issuance of pools of certificates of deposit (CD's) which reprice with changes in market interest rates. Under the terms of these interest rate swaps, Southern Financial is the fixed rate payer and the floating rate receiver. The floating rate on the interest rate swaps is tied to three-month LIBOR, which approximates the issuance rate on the pool of CD's. The combination of the swaps and the issuance of the pool of CD's operates to produce long-term rate deposits.

          Southern Financial also uses interest rate swaps that are accounted for as fair value hedges to hedge the issuance of individual fixed rate CD's. Under the terms of these interest rate swaps, Southern Financial is the fixed rate receiver and the floating rate payer. The floating rate on the interest rate swaps is generally tied to three-month LIBOR, which approximates the issuance rate on the individual CD's. The combination of the swaps and the issuance of individual CD's operates to produce long-term floating rate deposits. The terms of the CD's and the interest rate swaps mirror each other and were committed simultaneously.

         During the quarter ended June 30, 2001, Southern Financial entered into interest rate swap agreements totaling $20 million in connection with issuance of like amounts of its certificates of deposit. These interest rate swap agreements are accounted for as fair value hedges. Changes in the fair value of the fair value hedges are accounted for in the income statement, as are changes in the fair value of the certificates of deposit. No fair values have been reflected in the table below for the interest rate swaps entered into during the quarter ended June 30, 2001, as the agreements were entered into during the last few days of the quarter and the fair values approximate zero. During the quarter ended March 31, 2001, one interest rate swap with a notional amount of $10 million was terminated with no resulting gain or loss. Changes in the inherent value portion of the fair value of cash flow hedges are accounted for in other comprehensive income. The interest rate swaps outstanding as of June 30, 2001, are presented in the following table:

                                         6/30/01      12/31/00                        Pay                     Receive
                         Notional       Estimated    Estimated   Maturity    Call    Fixed                   Floating
                          amount       fair value    fair value    date      date     rate                     rate
---------------------------------------------------------------------------------------------------------------------------------
Cash flow hedges:         $ 5,000,000     $ (38,420)    $ 84,924   1/8/04    None     5.27%    3 month LIBOR
                            5,000,000       (39,525)      81,214  1/15/04    None     5.29%    3 month LIBOR
                            5,000,000       (32,602)      88,379  1/29/04    None     5.23%    3 month LIBOR
                            5,000,000       154,285      171,115   2/2/09    None     5.45%    3 month LIBOR
                           -------------------------------------
                           20,000,000        43,738      425,632
                           -------------------------------------


                                         6/30/01      12/31/00                        Rec.                      Pay
                         Notional       Estimated    Estimated   Maturity    Call    Fixed                   Floating
                          amount       fair value    fair value    date      date     rate                     rate
---------------------------------------------------------------------------------------------------------------------------------
Fair value hedges:         10,000,000       453,527      294,392  7/12/10   7/12/01   8.00%    3 month LIBOR
                           10,000,000       266,551      248,078  7/26/05   7/26/01   7.25%    3 month LIBOR less 5 basis points
                           10,000,000       265,343      216,741  9/21/15   9/21/01   7.75%    3 month LIBOR less 10 basis points
                           10,000,000       141,828       40,416 10/26/07  10/26/01   7.25%    3 month LIBOR less 4 basis points
                           10,000,000        95,122       48,906 11/30/07  11/30/01   7.00%    3 month LIBOR less 5 basis points
                           10,000,000        47,705        1,961 12/28/10  12/28/01   7.00%    3 month LIBOR
                           10,000,000      (209,953)           -  2/22/08   2/22/02   6.00%    3 month LIBOR less 1 basis point
                           10,000,000      (263,432)           -   3/7/11    3/7/02   6.25%    3 month LIBOR less 2 basis points
                           10,000,000             -            -  1226/08   6/26/02   6.00%    3 month LIBOR plus 1.5 basis points
                           10,000,000             -            - 6/28/011   6/28/02   6.25%    3 month LIBOR
                         ---------------------------------------
                          100,000,000       796,691      850,494
                         ---------------------------------------
Total                    $120,000,000     $ 840,429  $ 1,276,126
                         =======================================

NOTE 4 - LOANS RECEIVABLE

                  Loans receivable consist of the following:



                                       June 30,            December 31,
                                         2001                 2000
                                    ------------          ------------
Mortgage:
    Residential                      $ 48,245,144         $ 53,164,832
    Nonresidential                    148,900,185          130,270,765
Construction:
    Residential                         6,951,798           12,394,108
    Nonresidential                     24,161,433           15,913,069
Non-Mortgage:
    Business                          125,441,603          101,002,182
    Consumer                            7,255,370            7,617,423
                                    -------------        -------------

Total loans receivable                360,955,533          320,362,379
Less:
     Deferred loan fees, net            1,834,016            1,670,453
     Allowance for loan losses          5,574,009            4,921,342
                                    -------------        -------------
Loans receivable, net               $ 353,547,508        $ 313,770,584
                                    =============        =============



                  Corporate obligations classified as loans are included in non-mortgage business loans in the table above.



                     The following sets forth information regarding the allowance for loan losses:

                                           Six Months           Six Months
                                             Ended                Ended
                                            6/30/01              6/30/00
                                          ---------------    -----------------


Allowance at beginning of period            $ 4,921,342          $ 3,452,131

Provision for losses charged to income        1,270,000              675,000
Charge-offs                                    (747,384)            (339,022)
Recoveries                                      130,051              275,678
                                         ---------------      --------------

Allowance at end of period                  $ 5,574,009          $ 4,063,787
                                         ===============      ==============

              The following table sets forth information regarding past due and nonperforming assets as of the periods indicated:





                                  At June 30,    At December 31,
                                     2001             2000
                                  -----------   ------------------
Accruing Loans 90 Days
   or More Delinquent
   Nonresidential                 $         -     $          -
   Business                                 -              673
   Consumer                                 -            8,563
                                  ------------    -------------

        Total                               -            9,236
                                  ============    =============

Nonperforming Loans
   Residential                        336,348          555,248
   Nonresidential                   1,350,998        1,316,975
   Business                                 -                -
                                  ------------    -------------

      Subtotal                      1,687,346        1,872,223
                                  ------------    -------------


Real Estate Owned:
    Residential                        36,357           16,900
                                  ------------    -------------

Total Nonperforming Assets        $ 1,723,703      $ 1,889,123
                                  ============    =============

Nonperforming Assets
    to Total Assets                      0.24%            0.31%
                                  ============    =============

NOTE 5 - EARNINGS PER SHARE

            The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential dilutive common stock. Income attributable to preferred stock was $2,963 for the quarter ended June 30, 2001 and for the quarter ended June 30, 2000. Income attributable to preferred stock was $5,926 for the six months ended June 30, 2001 and for the six months ended June 30, 2000.


                                         For the three months ended                       For the six months ended
                                  June 30, 2001           June 30, 2000            June 30, 2001          June 30, 2000
                               ------------------      -------------------      ------------------      -----------------
                                             Per                     Per                      Per                     Per
                                            Share                   Share                    Share                   Share
                               Shares      Amount      Shares       Amount      Shares      Amount      Shares      Amount
                               ------      ------      ------       ------      ------      ------      ------      ------
Basic earnings per share        3,014,776    $0.71     2,658,398      $0.48     3,014,743     $1.24     2,662,297     $0.92
                                             =====                    =====                   =====                   =====

Effect of dilutive securities:
   Stock options                  84,457                  28,652                   64,909                  32,778
   Convertible preferred stock    21,975                  21,975                   21,975                  21,975
                               ---------               ---------                ---------               ---------
 Diluted earnings per share    3,121,208     $0.69     2,709,025      $0.47     3,101,627     $1.21     2,717,050     $0.90
                               =========     =====     =========      =====     =========     =====     =========     =====




NOTE 6 - SUBSEQUENT EVENT

          In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement No. 142, which will become effective January 1, 2002, will require that Southern Financial reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period or impairment loss adjustments by the end of the first interim period after adoption. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement No. 142.

           As of the date of adoption, Southern Financial expects to have unamortized goodwill in the amount of $1.4 million and unamortized identifiable intangible assets with definite lives in the amount of $1.9 million, all of which will be subject to the transition provisions of Statements No. 141 and No.
142. Amortization expense related to goodwill was $41 thousand and $51 thousand for year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements No. 141 and No. 142, it is not practicable to reasonably estimate the impact of adopting these Statements on Southern Financial's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

SOUTHERN FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS  OF OPERATIONS


Financial Condition

          Total assets of Southern Financial Bancorp, Inc. ("Southern Financial") at June 30, 2001 increased to $727.9 million, a growth of 19.3 % compared with December 31, 2000. The growth in total assets was primarily due to increases in investment securities available-for-sale and loans receivable.

         Total loans receivable increased 12.7% from $320.4 million at December 31, 2000, with the increase being in nonresidential mortgage and construction loans and non-mortgage business loans. Since 1995, Southern Financial has steadily increased the commercial loan portfolio, including nonresidential mortgage and construction loans and non-mortgage business loans, consistent with its focus on small to medium-sized business customers. The commercial real estate lending program includes both loans closed under the Small Business Administration (SBA) 7(a) and 504 loan programs and loans closed outside of the SBA that serve both the investor and owner occupied facility market. Southern Financial Bank's lending philosophy and policy does not contemplate construction financing of speculative commercial real estate projects.

         Investment securities available-for-sale increased 19.8 % during the same period. Southern Financial purchased investment securities totaling $226.8 million during the six months ended June 30, 2001. The investment securities purchased consisted primarily of collateralized mortgage obligations and corporate bonds. During the period ended June 30, 2001, Southern Financial sold investment securities available-for-sale for proceeds totaling $112.7 million.

         The growth in earning assets, as discussed above, was funded by deposits and borrowings. The increase in advances from the FHLB totaling $24.5 million consisted of overnight borrowings. Deposits increased 11.6% from $515.1 million at December 31, 2000.

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


                                                                      Six Months Ended June 30,
                                                             2001                                  2000
                                                  ------------------------------------------------------------------
                                                  Average            Average            Average            Average
                                                  Balance          Yield/Rate           Balance           Yield/Rate
                                                  ---------------------------           ----------------------------
                                                                           ($ in thousands)
Interest-earning assets
    Loans receivable                              336,615            9.23               242,811              9.65
    Investments                                   273,813            7.27               148,140              6.62
                                                  -------            ----               -------              ----
        Total interest-earning assets             610,428            8.32               390,951              8.50
                                                  -------            ----               -------              ----

Interest-bearing liabilities
    Deposits                                      456,207            4.99               308,753              4.76
    Borrowings                                     84,837            6.21                20,055              6.54
                                                  -------            ----               -------              ----
        Total interest-bearing liabilities        541,044            5.18               328,808              4.87
                                                  -------            ----               -------              ----
Average dollar difference
between interest-earning assets
and interest-bearing liabilities                   69,384                                62,143
                                                  =======                               =======
Interest rate spread                                                 3.14                                    3.63
                                                                     ====                                    ====
Interest margin                                                      3.73                                    4.40
                                                                     ====                                    ====

Non-interest bearing deposits                      61,861                                51,492
                                                  -------            ----               -------              ----
Total deposits and borrowings                     602,905            4.65               380,300              4.21
                                                  -------            ----               -------              ----

Interest rate spread including
non-interest bearing deposits                                        3.67                                    4.29
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


                                                                For The Six Months Ended
                                                                     June 30, 2001
                                                                          Versus
                                                                      June 30, 2000
                                                        -------------------------------------------
                                                        Volume              Rate                Net
                                                        ------              ----                ---
                                                                   ($ in thousands)
Interest income
    Loans receivable                                     4,452            (589)                3,863
    Investments                                          4,385             548                 4,933
                                                         -----            ----                 -----
        Total interest income                            8,837             (41)                8,796
                                                         -----            ----                 -----
Interest expense
    Interest-bearing deposits                            3,391             645                 4,036
    Borrowings                                           2,015             (35)                1,980
                                                         -----            ----                 -----
        Total interest expense                           5,406             610                 6,016
                                                         -----            ----                 -----
Net interest income                                      3,431            (651)                2,780
                                                         =====            ====                 =====


         Southern Financial's net income was $2.2 million for the three months ended June 30, 2001, an increase of 69.5% over the $1.3 million earned during the quarter ended June 30, 2000. Net income for the six months ended June 30, 2001 was $3.8 million, an increase of 53.4% over the $2.4 million earned for the same period last year.

         Net interest income before provision for loan losses for the three months ended June 30, 2001 was $6.1 million, an increase of 39.6%, from $4.4 million for the three months ended June 30, 2000. The increase in the net interest income is largely attributable to the growth in earning assets during the quarter ended June 30, 2001 compared with the prior year. Average earning assets increased to $637 million for the quarter ended June 30, 2001 from $396 million for the quarter ended June 30, 2000. As with the six-month comparison, the net interest margin compared to the prior year declined during the quarter. The net interest margin was 3.86% compared with 4.45% for the quarters ended June 30, 2001 and 2000, respectively. The growth in earning assets, both investment securities and loans, was funded by a higher level of certificates of deposits and borrowings versus transaction accounts, resulting in a higher cost of funds. The growth was largely the result of Southern Financial's intention to leverage the balance sheet and utilize the $13 million of redeemable capital securities issued during May and September of 2000.

         The net interest margin improved, however, when compared with the prior quarter ended March 31, 2001 when the margin was 3.59%. The improvement in the margin during the quarter is largely attributable to the reductions in the federal interest rates that impacted both the costs of the certificates of deposits and Federal Home Loan Bank borrowings. While Southern Financial's prime-based loans also adjusted downward as a result of the Federal rate reductions, the net impact to the margin was favorable because of the higher volume of interest-bearing liabilities with rate reductions compared with interest-earning assets.

         Net interest income before provision for loan losses for the six months ended June 30, 2001 was $11.4 million, an increase of 32.3%, from $8.6 million for the six months ended June 30, 2000 The increase in net interest income was due to the growth in earning assets resulting from purchases of investment securities, increased commercial loan originations as well as the acquisition of $71 million in First Savings Bank's assets in September 2000. Average earning assets increased 56.1% to $610 million during the six months ended June 30, 2001, compared to the same period last year. Deposits and borrowings, including $13 million of trust-preferred securities issued in 2000, funded the earning asset growth. The growth in earning assets more than offset the decrease in the interest margin to 3.73% during the six months ended June 30, 2001, from 4.40% during the same period last year.

         The provision for loan losses for the six months ended June 30, 2001 was $1.3 million, as compared to $675 thousand for the six months ended June 30, 2000. The increase in the provision was driven by the growth in the loan portfolio. Most of the loan portfolio increase was in the nonresidential mortgage and construction loans, which are considered a higher risk than the residential loans. Nonperforming loans have declined slightly since December 31, 2000. Southern Financial continues to closely monitor the loan portfolio, and akes charge-offs which it deems appropriate. Total charge-offs were $747 thousand during the six months ended June 30, 2001, as compared to $339 thousand for the same period last year, which contributed to the increase in the provision. The provision for loan losses is a current charge to earnings to increase the allowance for loan losses. Southern Financial has established the allowance for loan losses to absorb losses inherent in the loan portfolio. Such allowance was established based on management's evaluation of the loan portfolio, current economic conditions, changes in the nature and volume of lending, past loan experience and other relevant factors. It is the opinion of Southern Financial that the allowance for loan losses at June 30, 2001 remains adequate. Although Southern Financial believes that the allowance is adequate, there can be no assurances that additions to such allowance will not be necessary in future periods, which would adversely affect the results of operations. The allowance for loan losses at June 30, 2001 was $5.6 million, or 1.55% of total loans receivable less deferred fees, versus $4.9 million at December 31, 2000, which was 1.54% of total loans receivable less deferred fees.

         Other income for the six months ended June 30, 2001 was $3.7 million, an increase from $2.0 for the six months ended June 30, 2000. During the six months ended June 30, 2001, Southern Financial sold $112.7 million of fixed rate and adjustable rate investment securities and generated net gains of $1.2 million. Investment securities totaling $89.7 million were sold during the quarter ended June 30, 2001, and generated net gains of $950 thousand. During the six months ended June 30, 2001, gain on the sale of loans decreased by $202 thousand compared to the same period last year. This occurred because Southern Financial now retains the guaranteed portion of the SBA loans it originates rather than selling it. In addition, income totaling $465 thousand representing the increase in the current value of bank owned life insurance is included in other income. Other income also includes the traditional deposit fees, electronic banking fees, and fees generated from commercial service products, all of which contributed to the increased non-interest income.

         Other expense for the six months ended June 30, 2001 was $8.4 million, an increase of 34.2% when compared to other expense for the same period last year. Increased expenses resulting from the acquisition of First Savings Bank, including goodwill amortization, accounted for a substantial portion of the increase. Other expenses, including employee compensation, also increased primarily due to normal pay increases and a larger employee base.

Regulatory Capital Requirements

         At June 30, 2001 Southern Financial exceeded all regulatory capital standards.

Liquidity

         The objective of Southern Financial's liquidity management is to assure the ability to meet its financial obligations. These obligations include the payment of deposits on demand or at maturity, the repayment of borrowings at maturity, and the ability to fund loan commitments and other new business opportunities. Liquidity is achieved by maintaining a core deposit base of demand and time deposits, maintaining a portfolio of investment securities available for sale and as collateral for borrowings, maintaining lines of credit at the Federal Home Loan Bank of Atlanta equal to 25% of total assets or approximately $182 million, and access to capital markets. The use of derivative products such as interest rate swaps enhances liquidity through the issuance of long-term liabilities with limited interest rate risk exposure. Liquidity is also enhanced by monitoring unfunded loan commitments, which reduces unexpected funding requirements.

         During the six months ended June 30, 2001, Southern Financial has funded its financial obligations with deposits, borrowings from the Federal Home Loan Bank of Atlanta, and sales of investment securities. At June 30, 2001, Southern Financial had $38.2 million of unfunded lines of credit and undisbursed construction loan funds of $20.9 million. Approved loan commitments were $7.1 million at June 30, 2001. It is anticipated that funding requirements for these commitments can be met from the normal sources of funds.

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

         The Bancorp's interest rate sensitivity is primarily monitored by management through the use of a model which generates estimates of the change in the Bancorp's market value of portfolio equity ("MVPE") over a range of interest rate scenarios. A third party prepared such analysis for Southern Financial. MVPE is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts using standard industry assumptions about estimated loan prepayment rates, reinvestment rates, and deposit decay rates. The following tables set forth an analysis of the Bancorp's interest rate risk as measured by the estimated change in MVPE resulting from instantaneous and sustained parallel shifts in the yield curve (plus or minus 300 basis points, measured in 100 basis point increments) as of June 30, 2001 and December 31, 2000.


                 Sensitivity of Market Value of Portfolio Equity
                               As of June 30, 2001
                             (amounts in thousands)

    Change in       Market Value of Portfolio Equity                     Market Value of
 Interest Rates      Amount      $ Change    % Change               Portfolio Equity as a % of
 In Basis Points                From Base      From                     Total      Portfolio
  (Rate Shock)                                 Base                    Assets        Equity
                                                                                   Book Value
----------------------------------------------------------------------------------------------
Up 300            $  14,222     (44,989)     -75.98%                     1.96%       33.64%
Up 200               29,163     (30,048)     -50.75%                     4.01%       68.98%
Up 100               45,497     (13,714)     -23.16%                     6.26%      107.61%
Base                 59,211          -         0.00%                     8.15%      140.05%
Down 100             61,102       1,891        3.19%                     8.41%      144.52%
Down 200             63,687       4,476        7.56%                     8.77%      150.64%
Down 300             77,113      17,902       30.24%                    10.61%      182.40%



                 Sensitivity of Market Value of Portfolio Equity
                             As of December 31, 2000
                             (amounts in thousands)

    Change in       Market Value of Portfolio Equity                     Market Value of
 Interest Rates      Amount      $ Change    % Change               Portfolio Equity as a % of
 In Basis Points                From Base      From                     Total      Portfolio
  (Rate Shock)                                 Base                    Assets        Equity
                                                                                   Book Value
----------------------------------------------------------------------------------------------
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



         Beginning in the fourth quarter of 2000 the Bancorp undertook a gradual restructuring of its portfolio in anticipation of a slowing U.S. economy and a probable decline in interest rates. In the fourth quarter of 2000 the Bancorp sold floating rate securities, incurring losses, and purchased fixed rate securities. In the first and second quarters of 2001 the Bancorp continued selling securities, taking gains, and purchased additional fixed rate securities. When interest rates declined as expected in the first and second quarters, the Market Value of Portfolio Equity increased significantly. The Bancorp also became more sensitive to both increases and decreases in interest rates. The Bancorp plans to reduce its interest sensitivity by September 30, 2001 as its fixed rate mortgage investments prepay and through the outright sale of other fixed rate investments that have long duration.

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

SOUTHERN FINANCIAL BANCORP, INC.

Part II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

                  On August 29, 2000, a Fauquier County jury returned an unfavorable verdict against Southern Financial Bank in a lender liability suit filed by a former customer of the Bank. On October 31, 2000, a Fauquier County Circuit Court judge set aside the jury verdict and ordered that the case be retried. A new trial is scheduled for November 27, 2001.

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

                  Not applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

                  Not applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

                    The Annual Meeting of Shareholders was held on April 26, 2001 at 2:00 p.m. at the Fauquier Springs Country Club, Springs Road, Warrenton, Virginia. The following is a summary of items voted upon at the meeting:

                    1. The following Directors were elected to serve three year terms expiring in the year 2004:
                              Fred L. Bollerer (2,548,516 for; 16,690 against) Georgia S. Derrico (2,527,506 for; 37,700 against) Barbara J. Fried (2,548,228 for; 16,978 against) Richard E. Smith (2,538,983 for; 26,223 against)

                    2. A stock option plan for members of the Board of Directors and an increase in the number of shares authorized for the plan was approved by the following vote: for 2.535,529; against 25,416; abstain 4,262

                    3. The appointment of KPMG LLP as independent auditors for the year ending December 31, 2001 was approved by the following vote: For 1,610,348; Against 122,164; Abstain 73,142

Item 5.  OTHER INFORMATION
         -----------------

                  Not applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         ---------------------------------

                  Exhibits Required
                  None

                  Reports on Form 8-K
                  No reports on Form 8-K were filed during the three months ended June 30, 2001.

SOUTHERN FINANCIAL BANCORP, INC.



Part III.  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        SOUTHERN FINANCIAL BANCORP, INC.
                                  (Registrant)



Date     8/14/01                   By: /s/ Georgia S. Derrico
     ------------------              -----------------------------------
                                     Georgia S. Derrico
                                     Chairman and
                                     Chief Executive Officer
                                     (Duly Authorized Representative)



Date     8/14/01                   By: /s/ William H. Lagos
     -----------------               -----------------------------------
                                     William H. Lagos
                                     Senior Vice President and Controller
                                     Principal Accounting Officer
                                     (Duly Authorized Representative)