Form 10-Q
period 2001-09-30
SOUTHERN FINANCIAL BANCORP INC /VA/
filed 2001-11-14
CIK 914789

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20459


                                    FORM 10-Q


                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



          For the Quarter Ended:                  Commission File No.:
           September 30, 2001                          0-22836



                        SOUTHERN FINANCIAL BANCORP, INC.



            Virginia                                   54-1779978
  -------------------------------          -----------------------------------
  (State or other jurisdiction of          (IRS Employer Identification Number)
  incorporation or organization)


           37 East Main Street
           Warrenton, Virginia                         20186
  ---------------------------------------            ----------
  (address of principal executive office)            (Zip Code)



Registrant's Telephone Number, including area code:  (540) 349-3900



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          YES    X             NO
              ------              -----



As of November 2, 2001, there were 3,897,962 shares of the registrant's Common Stock outstanding.

                        SOUTHERN FINANCIAL BANCORP, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                               September 30, 2001

                                TABLE OF CONTENTS
                                -----------------

      Page
     Number
     ------

PART I.  FINANCIAL INFORMATION
-------  ---------------------

Item 1. Financial Statements

               Consolidated Balance Sheets
               as of September 30, 2001 (Unaudited) and
               December 31, 2000                                              3

               Consolidated Statements of Income for the
               Three and Nine Months Ended September 30, 2001 and 2000
               (Unaudited)                                                    4

               Consolidated Statements of Comprehensive Income
               for the Three and Nine Months Ended September 30, 2001 and
               2000 (Unaudited)                                               5

               Consolidated Statements of Cash Flows for the
               Nine Months Ended September 30, 2001 and 2000
               (Unaudited)                                                    6

               Notes to Consolidated Financial Statements
               (Unaudited)                                               7 - 11

Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      12 - 16

Item 3. Quantitative and Qualitative Disclosures about Market Risk      16 - 18

PART II.        OTHER INFORMATION
-------         -----------------


Item 1.    Legal Proceedings                                                 19

Item 2.    Changes in Securities                                             19

Item 3.    Defaults upon Senior Securities                                   19

Item 4.    Submission of Matters to a Vote of Security Holders               19

Item 5.    Other Information                                                 19

Item 6.    Exhibits and Reports on Form 8-K                                  19

PART III.       SIGNATURES                                                   20
---------       ----------

SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS




                                                        September 30,
                                                           2001           December 31,
                                                        (Unaudited)           2000
                                                       --------------     -------------
Assets
Cash and due from banks                                $  21,944,077      $  22,036,524
Overnight earning deposits                                 6,065,887          2,479,728
Investment securities - available for sale               338,404,292        233,407,038
Loans held for sale                                          777,500            220,000
Loans receivable, net                                    343,977,207        313,770,584
Cash surrender value of life insurance                    15,915,487         15,217,987
Bank premises & equipment, net                             6,969,385          6,687,190
Other assets                                              15,379,729         16,117,035
                                                       --------------     -------------

Total assets                                           $ 749,433,564      $ 609,936,086
                                                       ==============     =============


Liabilities and Stockholders' Equity
Liabilities:
Deposits                                               $ 623,061,053      $ 515,111,665
Advances from Federal Home Loan Bank - short term         40,500,000         19,000,000
Advances from Federal Home Loan Bank - long term          15,000,000         15,000,000
Company-obligated mandatorily redeemable securities
   of subsidiary holding solely parent debentures         13,000,000         13,000,000
Other liabilities                                         10,298,395          8,135,260
                                                       --------------     -------------

Total liabilities                                        701,859,448        570,246,925
                                                       --------------     -------------

Commitments
Stockholders' equity
Preferred stock                                                  136                136
Common stock                                                  30,285             30,147
Capital in excess of par                                  28,921,090         28,713,010
Retained earnings                                         15,651,465         10,709,742
Accumulated other comprehensive income                     2,971,140            236,126
                                                       --------------     -------------

Total stockholders' equity                                47,574,116         39,689,161
                                                       --------------     -------------

Total liabilities and stockholders' equity             $ 749,433,564      $ 609,936,086
                                                       ==============     =============


The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENTS OF INCOME



                                                          Three Months Ended                  Nine Months Ended
                                                              September 30,                     September 30,
                                                          2001             2000              2001              2000
                                                      -----------      -----------      ------------      ------------
Interest income:
Loans                                                 $ 7,750,290      $ 6,430,924      $ 23,195,325      $ 17,963,012
Investment securities                                   6,537,908        3,054,114        16,546,311         8,129,600
                                                      -----------      -----------      ------------      ------------

Total interest income                                  14,288,198        9,485,038        39,741,636        26,092,612
                                                      -----------      -----------      ------------      ------------

Interest expense:
Deposits                                                5,430,455        4,503,384        16,808,565        11,845,413
Borrowings                                              1,609,473          509,827         4,255,045         1,175,473
                                                      -----------      -----------      ------------      ------------

Total interest expense                                  7,039,928        5,013,211        21,063,610        13,020,886
                                                      -----------      -----------      ------------      ------------

Net interest income                                     7,248,270        4,471,827        18,678,026        13,071,726
Provision for loan losses                               1,150,000          300,000         2,420,000           975,000
                                                      -----------      -----------      ------------      ------------

Net interest income after provision for loan losses     6,098,270        4,171,827        16,258,026        12,096,726
                                                      -----------      -----------      ------------      ------------

Other income:
Fee income                                                764,676          727,054         2,347,119         2,009,655
Gain on sale of loans                                     110,400          361,583           512,723           966,176
Gain on investment securities, net                        362,879                -         1,513,670                 -
Other                                                     275,245           37,830           822,769           128,242
                                                      -----------      -----------      ------------      ------------

Total other income                                      1,513,200        1,126,467         5,196,281         3,104,073
                                                      -----------      -----------      ------------      ------------

Other expense:
Employee compensation and benefits                      2,098,105        1,767,370         6,402,549         5,117,262
Premises and equipment                                    780,298          643,409         2,196,796         1,881,839
Data processing expense                                   359,040          293,705         1,066,155           840,526
Advertising                                                91,026           41,426           213,001           151,060
Deposit insurance expense                                  25,659           20,335            71,445            56,695
Other                                                     918,091          619,791         2,711,049         1,588,070
                                                      -----------      -----------      ------------      ------------

Total other expense                                     4,272,219        3,386,036        12,660,995         9,635,452
                                                      -----------      -----------      ------------      ------------

Income before income taxes                              3,339,251        1,912,258         8,793,312         5,565,347
Provision for income taxes                              1,061,900          624,600         2,760,500         1,829,200
                                                      -----------      -----------      ------------      ------------

Net income                                            $ 2,277,351      $ 1,287,658      $  6,032,812      $  3,736,147
                                                      ===========      ===========      ============      ============

Earnings per common share:
Basic                                                 $      0.75      $      0.46      $       2.00      $       1.38
Diluted                                                      0.72             0.45              1.93              1.36
Dividends declared per common share                          0.12             0.12              0.36              0.36
Weighted average shares outstanding:
Basic                                                   3,027,744        2,784,913         3,019,124         2,703,467
Diluted                                                 3,179,696        2,833,403         3,129,212         2,756,126


The accompanying notes are an integral part of these consolidated financial statements

SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME



                                                          Three Months Ended                   Nine Months Ended
                                                             September 30,                       September 30,
                                                         2001              2000              2001              2000
                                                      -----------       -----------       -----------       -----------
Net income                                            $ 2,277,351       $ 1,287,658       $ 6,032,812       $ 3,736,147
Other comprehensive income:
Cash flow hedge:
    Unrealized holding loss                            (1,009,688)         (242,798)       (1,406,253)          (73,493)
    Reclassification adjustment for net
    gains (losses) included in net income                 125,084          (119,148)          151,063          (226,308)
Available-for-sale securities:
    Unrealized holding gain                             4,018,804           594,074         6,912,821           455,865
    Reclassification adjustment for net gains
    included in net income                               (362,879)          (29,210)       (1,513,670)          (29,210)
                                                      -----------       -----------       -----------       -----------
Other comprehensive income before tax                   2,771,321           202,918         4,143,961           126,854
Income tax expense related to items of other
    comprehensive income                                  942,249            68,993         1,408,947            43,131
                                                      -----------       -----------       -----------       -----------
Other comprehensive income, net of tax                  1,829,072           133,925         2,735,014            83,723

Comprehensive income                                  $ 4,106,423       $ 1,421,583       $ 8,767,826       $ 3,819,870
                                                      ===========       ===========       ===========       ===========


The accompanying notes are an integral part of these consolidated financial statements

SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                     Nine Months Ended
                                                                       September 30,
                                                            ----------------------------
                                                                2001            2000
                                                            ------------    ------------
Cash flows from operating activities:
Net Income                                                  $  6,032,812    $  3,736,147
Adjustments to reconcile net income to
    net cash provided by operating activities:
Depreciation and amortization                                    342,440         747,780
Provision for loan losses                                      2,420,000         975,000
Gain on sale of loans                                           (512,723)       (966,176)
Gain on sale of securities                                    (1,513,670)        (29,210)
Amortization of deferred loan fees                              (611,724)       (383,995)
Loans originated - held for sale                              (6,791,176)     (4,120,025)
Loans sold - held for sale                                     6,338,370       4,698,156
Increase in other assets                                        (875,155)     (1,587,080)
Increase (decrease) in other liabilities                       2,358,993         (86,908)
                                                            ------------    ------------
Net cash provided by operating activities                      7,188,167       2,983,689
                                                            ------------    ------------

Cash flows from investing activities:
Increase in loans receivable                                 (31,122,728)    (16,629,545)
Purchase of investment securities, held-to-maturity                    -      (7,776,346)
Purchase of investment securities, available-for-sale       (388,132,566)    (59,717,283)
Sale of investment securities, available-for-sale            143,841,541       3,000,000
Paydowns of investment securities                            146,225,458      14,119,823
Cash acquired from merger                                              -       2,827,432
Increase in premises and equipment, net                       (1,100,877)       (440,674)
Increase in other equity securities                           (1,684,654)        (33,500)
                                                            ------------    ------------
Net cash used in investing activities                       (131,973,826)    (64,650,093)
                                                            ------------    ------------

Cash flows from financing activities:
Net increase in deposits                                     107,662,241      31,283,757
Increase in advances from FHLB - short term                   21,500,000      14,139,249
Proceeds from Capital Trust borrowings                                 -      13,000,000
Proceeds from issuance of common stock                           208,219          54,377
Repurchase of common stock                                             -        (506,654)
Dividends on preferred and common stock                       (1,091,089)       (965,990)
                                                            ------------    ------------
Net cash provided by financing activities                    128,279,371      57,004,739
                                                            ------------    ------------

Net increase (decrease) in cash and cash equivalents           3,493,712      (4,661,665)

Cash and cash equivalents, beginning of period                24,516,252      23,330,266
                                                            ------------    ------------
Cash and cash equivalents, end of period                    $ 28,009,964    $ 18,668,601
                                                            ============    ============

SUPPLEMENTAL DATA
  Cash payments for interest on deposits and borrowings     $  5,644,813    $  3,920,118
                                                            ------------    ------------
  Cash payments for income taxes                            $  3,125,000    $  1,250,000
                                                            ------------    ------------


The accompanying notes are an integral part of these consolidated financial statements

SOUTHERN FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and, therefore, do not include all information or footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments which are, in the opinion of management, necessary for a fair presentation have been included. All adjustments are of a normal recurring nature. The results of operations for the three and nine-month periods ended September 30, 2001 are not necessarily indicative of the results of the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in Southern Financial Bancorp, Inc.'s ("Southern Financial") Annual Report and Form 10K for the year ended December 31, 2000.


NOTE 2 - INVESTMENT SECURITIES

     The following table sets forth the investment securities portfolio as of the dates indicated:




                                                          September 30, 2001                       December 31, 2000
                                                    Amortized           Estimated            Amortized           Estimated
                                                      Cost              Fair Value              Cost             Fair Value
                                                  -------------        -------------        -------------       -------------
Available-for-sale securities:
Mortgage-backed securities                        $  56,652,718        $  57,498,966        $ 112,535,562       $ 113,242,566
Collaterized mortgage obligations                   239,334,721          243,650,273           95,666,261          95,764,697
Obligations of counties and municipalities              861,072              879,820            6,202,386           6,117,481
Corporate obligations                                30,747,667           30,353,893           12,729,995          12,415,779
U.S. Treasury and agency securities                     931,873              952,311            2,449,319           2,482,140
Federal Home Loan Bank stock                          3,775,000            3,775,000            2,700,000           2,700,000
Federal Reserve Bank stock                              809,950              809,950              615,000             615,000
Other equity securities                                 484,079              484,079               69,375              69,375
                                                  -------------        -------------        -------------       -------------
Total classified as investment securities           333,597,080          338,404,292          232,967,898         233,407,038
Corporate obligations classified as loans            37,992,373           38,354,452           32,837,067          32,418,054
                                                  -------------        -------------        -------------       -------------
                                                  $ 371,589,453        $ 376,758,744        $ 265,804,965       $ 265,825,092
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

     During the quarter ended September 30, 2001, Southern Financial entered into interest rate swap agreements totaling $45 million in connection with issuance of like amounts of its certificates of deposit. These interest rate swap agreements are accounted for as fair value hedges. Changes in the fair value of the fair value hedges are accounted for in the income statement, as are changes in the fair value of the certificates of deposit. During the quarter ended September 30, 2001, three interest rate swaps with a notional amount of $30 million were terminated with no resulting gain or loss. Changes in the inherent value portion of the fair value of cash flow hedges are accounted for in other comprehensive income. The interest rate swaps outstanding as of September 30, 2001, are presented in the following table:



                                       9/30/01      12/31/00                          Pay                      Receive
                       Notional       Estimated    Estimated    Maturity     Call     Fixed                    Floating
                        amount        fair value   fair value     date       date     rate                     rate
                    ----------------------------------------------------------------------------------------------------
Cash flow hedges:   $ 5,000,000     $ (245,684)    $ 84,924      1/8/04      None     5.27%    3 month LIBOR
                      5,000,000       (231,312)      81,214      1/15/04     None     5.29%    3 month LIBOR
                      5,000,000       (221,332)      88,379      1/29/04     None     5.23%    3 month LIBOR
                      5,000,000       (215,964)     171,115      2/2/09      None     5.45%    3 month LIBOR
                    -----------------------------------------
                     20,000,000       (914,292)     425,632
                    -----------------------------------------




                                         9/30/01       12/31/00                         Rec.                  Pay
                        Notional       Estimated     Estimated    Maturity    Call    Fixed                Floating
                         amount        fair value    fair value     date      date     rate                  rate
                     ------------------------------------------------------------------------------------------------------------
Fair value hedges:     10,000,000        266,156       40,416     10/26/07  10/26/01   7.25%    3 month LIBOR less 4 basis points
                       10,000,000         59,984       48,906     11/30/07  11/30/01   7.00%    3 month LIBOR less 5 basis points
                       10,000,000         94,280        1,961     12/28/10  12/28/01   7.00%    3 month LIBOR
                       10,000,000         62,066            -      2/22/08   2/22/02   6.00%    3 month LIBOR less 1 basis point
                       10,000,000         14,857            -      3/7/11    3/7/02    6.25%    3 month LIBOR less 2 basis points
                       10,000,000        107,945            -     12/26/08   6/26/02   6.00%    3 month LIBOR plus 1.5 basis points
                       10,000,000         39,394            -      6/28/11   6/28/02   6.25%    3 month LIBOR
                       10,000,000         89,482            -      7/26/11   7/26/02   6.50%    3 month LIBOR plus 1 basis point
                       10,000,000        161,146            -      2/27/04    None     4.50%    3 month LIBOR plus 2 basis points
                       10,000,000         93,010            -      8/28/09   8/28/02   6.00%    3 month LIBOR plus 2 basis points
                       10,000,000         93,046            -      3/12/07   9/12/02   5.00%    3 month LIBOR plus 2 basis points
                        5,000,000          68275            -      9/19/16   9/19/04   6.50%    3 month LIBOR plus 2 basis points
                     -------------------------------------------
                      115,000,000      1,149,641       91,283
                     -------------------------------------------

Total                $135,000,000     $  235,349    $ 516,915
                     ===========================================

NOTE 4 - LOANS RECEIVABLE

     Loans receivable consist of the following:


                                             September 30,    December 31,
                                                 2001            2000
                                             ------------    ------------
      Mortgage:
          Residential                        $ 44,397,497    $ 53,164,832
          Nonresidential                      153,813,561     130,270,765
      Construction:
          Residential                          13,424,313      17,815,735
          Nonresidential                       14,401,885      10,491,442
      Non-Mortgage:
          Business                            119,131,669     101,002,182
          Consumer                              6,668,458       7,617,423
                                             ------------    ------------

      Total loans receivable                  351,837,383     320,362,379
      Less:
          Deferred loan fees, net              1,891,424       1,670,453
          Allowance for loan losses            5,968,752       4,921,342
                                             ------------    ------------

      Loans receivable, net                  $343,977,207    $313,770,584
                                             ============    ============



     Corporate obligations classified as loans are included in non-mortgage business loans in the table above.


     The following sets forth information regarding the allowance for loan losses:



                                             Nine Months     Nine Months
                                               Ended           Ended
                                               9/30/01         9/30/00
                                             -----------     -----------


      Allowance at beginning of period       $ 4,921,342     $ 3,452,131
      Acquired from First Savings                      -         594,233
      Provision for losses charged to income   2,420,000         975,000
      Charge-offs                             (1,651,931)       (527,222)
      Recoveries                                 279,341         280,741
                                             -----------     -----------

      Allowance at end of period             $ 5,968,752     $ 4,774,883
                                             ===========     ===========

     The following table sets forth information regarding past due and nonperforming assets as of the periods indicated:


                                  At September 30,  At December 31,
                                       2001             2000
                                  --------------   --------------
Accruing Loans 90 Days
   or More Delinquent
   Nonresidential                 $          -     $           -
   Business                                  -               673
   Consumer                                  -             8,563
                                  ------------     -------------

        Total                                -             9,236
                                  ============     =============

Nonperforming Loans
   Residential                         335,456           555,248
   Nonresidential                    1,201,244         1,316,975
   Business                                  -                 -
                                  ------------     -------------

      Subtotal                       1,536,700         1,872,223
                                  ------------     -------------


Real Estate Owned:
    Residential                              -            16,900
                                  ------------     -------------

Total Nonperforming Assets        $  1,536,700     $   1,889,123
                                  ============     =============

Nonperforming Assets
    to Total Assets                       0.21%             0.31%
                                  ============     =============

NOTE 5 - EARNINGS PER SHARE

  The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential dilutive common stock. Income attributable to preferred stock was $2,963 for the quarter ended September 30, 2001 and for the quarter ended September 30, 2000. Income attributable to preferred stock was $8,889 for the nine months ended September 30, 2001 and for the nine months ended September 30, 2000.



                                         For the three months ended                       For the nine months ended
                             September 30, 2001      September 30, 2000         September 30, 2001      September 30, 2000
                             ---------------------   ----------------------     --------------------    --------------------
                                             Per                     Per                      Per                     Per
                                            Share                   Share                     Share                   Share
                               Shares      Amount      Shares       Amount       Shares       Amount      Shares      Amount
                             -----------   -------     ---------    ------      ---------     ------    ---------     ------
Basic earnings per share       3,027,744     $0.75     2,784,913      $0.46     3,019,124      $2.00     2,703,467     $1.38
                                           =======                  =======                   ======                  ======

Effect of dilutive securities:
   Stock options                 129,977                  26,515                   88,112                  30,684
   Convertible preferred stock    21,975                  21,975                   21,975                  21,975
                             -----------               ---------                ---------               ---------

 Diluted earnings per share    3,179,696     $0.72     2,833,403      $0.45     3,129,211      $1.93    2,756,126      $1.36
                             ===========   =======     =========    =======     =========     ======    =========     ======


NOTE 6 - SUBSEQUENT EVENT

  In October 2001, Southern Financial completed a public offering of 862,500 shares of its common stock at $20.50 per share. The underwriting discount was $1.435 per share, and the proceeds to Southern Financial were $16,143,563 net of approximately $300,000 in expenses. The proceeds will be used to support the growth of Southern Financial Bank, including, among other things, the opening of de novo branches in Georgetown and Charlottesville, Virginia. In addition, a portion of the proceeds is intended to support any further expansion and potential acquisitions.

SOUTHERN FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS  OF OPERATIONS

Financial Condition
-------------------

     Total assets of Southern Financial Bancorp, Inc. ("Southern Financial") at September 30, 2001 increased to $749.4 million, a growth of 22.9 % compared with December 31, 2000. The growth in total assets was primarily due to increases in investment securities available-for-sale and loans receivable.

     Total loans receivable increased 9.8% from $320.4 million at December 31, 2000, with the increase being in nonresidential mortgage and construction loans and non-mortgage business loans. Since 1995, Southern Financial has steadily increased the commercial loan portfolio, including nonresidential mortgage and construction loans and non-mortgage business loans, consistent with its focus on small to medium-sized business customers. The commercial real estate lending program includes both loans closed under the Small Business Administration (SBA) 7(a) and 504 loan programs and loans closed outside of the SBA that serve both the investor and owner occupied facility market. Southern Financial Bank's lending philosophy and policy does not contemplate construction financing of speculative commercial real estate projects.

     Investment securities available-for-sale increased 45.0 % during the same period. Southern Financial purchased investment securities totaling $388.1 million during the nine months ended September 30, 2001. The investment securities purchased consisted primarily of fixed rate collateralized mortgage obligations and corporate bonds. During the nine months ended September 30, 2001, Southern Financial sold investment securities available-for-sale for proceeds totaling $142.5 million.

     The growth in earning assets, as discussed above, was funded by deposits and borrowings. The increase in advances from the FHLB totaling $21.5 million consisted of overnight borrowings. Deposits increased 21.0% from $515.1 million at December 31, 2000.

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


                                                         Nine Months Ended September 30,
                                                        2001                     2000
                                                 ---------------------------------------------
                                                 Average    Average       Average    Average
                                                 Balance  Yield/Rate      Balance   Yield/Rate
                                                 -------------------      --------------------
                                                               ($ in thousands)
Interest-earning assets
    Loans receivable                             344,365    8.98          250,576      9.53
    Investments                                  302,118    7.22          155,313      6.98
                                                 -------    ----          -------      ----
        Total interest-earning assets            646,483    8.20          405,889      8.56
                                                 -------    ----          -------      ----

Interest-bearing liabilities
    Deposits                                     474,405    4.74          318,107      4.98
    Borrowings                                    99,989    5.65           21,771      7.10
                                                 -------    ----          -------      ----
        Total interest-bearing liabilities       574,394    4.89          339,878      5.11
                                                 -------    ----          -------      ----
Average dollar difference
between interest-earning assets
and interest-bearing liabilities                  72,089                   66,011
                                                 =======                  =======
Interest rate spread                                        3.31                       3.45
                                                            ====                       ====
Interest margin                                             3.85                       4.28
                                                            ====                       ====

Non-interest bearing deposits                     63,395                   53,864
                                                 -------    ----          -------      ----
Total deposits and borrowings                    637,789    4.40          393,742      4.41
                                                 -------    ----          -------      ----
Interest rate spread including
non-interest bearing deposits                               3.80                       4.15
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


                                          For The Nine Months Ended
                                              September 30, 2001
                                                    Versus
                                              September 30, 2000
                                   --------------------------------------
                                   Volume           Rate            Net
                                   ------          -------         ------
                                              ($ in thousands)
Interest income
    Loans receivable                6,325          (1,093)          5,232
    Investments                     8,121             296           8,417
                                   ------          -------         ------
        Total interest income      14,446            (797)         13,649
                                   ------          -------         ------
Interest expense
    Interest-bearing deposits       5,134            (171)          4,963
    Borrowings                      3,363            (283)          3,080
                                   ------          -------         ------
        Total interest expense      8,497            (454)          8,043
                                   ------          -------         ------
Net interest income                 5,949            (343)          5,606
                                   ======          =======         ======

     Southern Financial's net income was $2.3 million for the three months ended September 30, 2001, an increase of 76.9% over the $1.3 million earned during the quarter ended September 30, 2000. Net income for the nine months ended September 30, 2001 was $6.0 million, an increase of 61.5% over the $3.7 million earned for the same period last year.

     Net interest income before provision for loan losses for the three months ended September 30, 2001 was $7.2 million, an increase of 62.1% from $4.5 million for the three months ended September 30, 2000. The increase in net interest income was primarily due to the growth in earning assets resulting from purchases of investment securities, commecial loan originations, as well as the acquisition of $71 million in First Savings Bank's assets in September 2000. Average earning assets increased 64.9% to $719 million compared with the third quarter of 2000. Deposits and borrowings, including $13 million of trust-preferred securities issued in 2000, funded the earning asset growth. The net interest margin was 4.03% for the quarter ended September 30, 2001, compared with 4.10% for the quarter ended September 30, 2000, as Southern Financial leveraged assets and increased the ratio of investment securities to loans compared to the prior year. The net interest margin improved, however, compared with the quarter ended June 30, 2001, from 3.86% to 4.03% due to a sharper decline in Southern Financial's cost of funds versus the decline in yield on earning assets. The cost of funds declined to 4.39% from 4.94% for the quarters ended September 30 and June 30, 2001, respectively. Yield on earning assets only declined to 7.95% from 8.20% for the same respective periods.

     Net interest income before provision for loan losses for the nine months ended September 30, 2001 was $18.7 million, an increase of 42.9%, from $13.1 million for the nine months ended September 30, 2000. The increase in net interest income was due to the growth in earning assets resulting from purchases of investment securities, increased commercial loan originations as well as the acquisition of $71 million in First Savings Bank's assets in September 2000. Average earning assets increased 59.3% to $646 million during the nine months ended September 30, 2001, compared to the same period last year. The growth in earning assets more than offset the decrease in the interest margin to 3.85% during the nine months ended September 30, 2001, from 4.28% during the same period last year, resulting in increased net interest income.

     The provision for loan losses for the nine months ended September 30, 2001 was $2.4 million, as compared to $975 thousand for the nine months ended September 30, 2000. The increase in the provision was driven by the growth in the loan portfolio. Most of the loan portfolio increase was in the nonresidential mortgage and construction loans, which are considered a higher risk than the residential loans. Nonperforming loans have declined slightly since December 31, 2000. Southern Financial continues to closely monitor the loan portfolio, and makes charge-offs which it deems appropriate. Total charge-offs were $1.7 million during the nine months ended September 30, 2001, as compared to $527 thousand for the same period last year, which contributed to the increase in the provision. The provision for loan losses is a current charge to earnings to increase the allowance for loan losses. Southern Financial has established the allowance for loan losses to absorb losses inherent in the loan portfolio. Such allowance was established based on management's evaluation of the loan portfolio, current economic conditions, changes in the nature and volume of lending, past loan experience and other relevant factors. It is the opinion of Southern Financial that the allowance for loan losses at September 30, 2001 remains adequate. Although Southern Financial believes that the allowance is adequate, there can be no assurances that additions to such allowance will not be necessary in future periods, which would adversely affect the results of operations. The allowance for loan losses at September 30, 2001 was $6.0 million, or 1.70% of total loans receivable less deferred fees, versus $4.9 million at December 31, 2000, which was 1.54% of total loans receivable less deferred fees.

    Other income for the nine months ended September 30, 2001 was $5.2 million, an increase from $3.1 for the nine months ended September 30, 2000. During the nine months ended September 30, 2001, Southern Financial sold $142.5 million of fixed rate and adjustable rate investment securities and generated net gains of $1.5 million. Investment securities totaling $29.8 million were sold during the quarter ended September 30, 2001, and generated net gains of $363 thousand. During the nine months ended September 30, 2001, gain on the sale of loans decreased by $453 thousand compared to the same period last year. This occurred because Southern Financial now retains the guaranteed portion of the SBA loans it originates rather than selling it. In addition, income totaling $698 thousand representing the increase in the current value of bank owned life insurance is included in other income. Other income also includes the traditional deposit fees, electronic banking fees, and fees generated from commercial service products, all of which contributed to the increased non-interest income.

    Other expense for the nine months ended September 30, 2001 was $12.7 million, an increase of 31.4% when compared to other expense for the same period last year. Increased expenses resulting from the acquisition of First Savings Bank, including goodwill amortization, accounted for a substantial portion of the increase. Other expenses, including employee compensation, also increased primarily due to normal pay increases and a larger employee base.

Regulatory Capital Requirements
-------------------------------

    At September 30, 2001 Southern Financial exceeded all regulatory capital standards.

Liquidity
---------

     The objective of Southern Financial's liquidity management is to assure the ability to meet its financial obligations. These obligations include the payment of deposits on demand or at maturity, the repayment of borrowings at maturity, and the ability to fund loan commitments and other new business opportunities. Liquidity is achieved by maintaining a core deposit base of demand and time deposits, maintaining a portfolio of investment securities available for sale and as collateral for borrowings, maintaining lines of credit at the Federal Home Loan Bank of Atlanta equal to 25% of total assets or approximately $187 million, and access to capital markets. The use of derivative products such as interest rate swaps enhances liquidity through the issuance of long-term liabilities with limited interest rate risk exposure. Liquidity is also enhanced by monitoring unfunded loan commitments, which reduces unexpected funding requirements.

     During the nine months ended September 30, 2001, Southern Financial has funded its financial obligations with deposits, borrowings from the Federal Home Loan Bank of Atlanta, and sales of investment securities. At September 30, 2001, Southern Financial had $41.8 million of unfunded lines of credit and undisbursed construction loan funds of $22.0 million. Approved loan commitments were $16.4 million at September 30, 2001. It is anticipated that funding requirements for these commitments can be met from the normal sources of funds.

Recent Accounting Pronouncements
--------------------------------

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

     As of the date of adoption, Southern Financial expects to have unamortized goodwill in the amount of $1.4 million and unamortized identifiable intangible assets with definite lives in the amount of $1.9 million, all of which will be subject to the transition provisions of Statements No. 141 and No. 142. Amortization expense related to goodwill was $41 thousand and $78 thousand for year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements No. 141 and No. 142, it is not practicable to reasonably estimate the impact of adopting these Statements on Southern Financial's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

     In October 2001, FASB issued Statement No. 144, "Accounting for the Impairment of Long-Lived Assets." Statement No. 144 supercedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. Statement No. 144 retains many of the provisions of Statement No. 121, but addresses certain implementation issues associated with that statement. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. This statement is not expected to have a material impact on Southern Financial's financial statements.

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

   Forward-looking statements are intended to apply only at the time they are made. Moreover, whether or not stated in connection with a forward-looking statement, Southern Financial undertakes no obligation to correct or update a forward-looking statement should Southern Financial later become aware that it is not likely to be achieved. If Southern Financial were to update or correct a forward-looking statement, investors and others should not conclude that Southern Financial would make additional updates or corrections thereafter.

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

     With respect to the residential mortgage loan portfolio, it is Southern Financial's policy to keep in portfolio those mortgage loans which have an adjustable interest rate and to sell most fixed rate mortgage loans originated into the secondary market. In addition, commercial loans generally have rates that are tied to the prime rate, the one-year CMT rate, or the three-year CMT rate. Both of these policies help control Southern Financial's exposure to rising interest rates.

     Southern Financial's interest rate sensitivity is primarily monitored by management through the use of a model which generates estimates of the change in market value of portfolio equity ("MVPE") over a range of interest rate scenarios. A third party prepared such analysis for Southern Financial. MVPE is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts using standard industry assumptions about estimated loan prepayment rates, reinvestment rates, and deposit decay rates. The following tables set forth an analysis of Southern Financial's interest rate risk as measured by the estimated change in MVPE resulting from instantaneous and sustained parallel shifts in the yield curve (plus or minus 300 basis points, measured in 100 basis point increments) as of September 30, 2001 and December 31, 2000.

                 Sensitivity of Market Value of Portfolio Equity
                            As of September 30, 2001
                             (amounts in thousands)




   Change in       Market Value of Portfolio Equity         Market Value of
Interest Rates      Amount      $ Change   % Change   Portfolio Equity as a % of
In Basis Points                 From Base     From      Total     Portfolio
 (Rate Shock)                                 Base      Assets      Equity
                                                                  Book Value
-------------------------------------------------------------------------------
Up 300              $ 34,023    (36,442)    -51.72%      4.54%       71.52%
Up 200                49,828    (20,637)    -29.29%      8.65%      104.74%
Up 100                66,467     (3,998)     -5.67%      8.87%      139.71%
Base                  70,465          -       0.00%      9.40%      148.12%
Down 100              68,274     (2,191)     -3.11%      9.11%      143.51%
Down 200              74,510      4,045       5.74%      9.94%      156.62%
Down 300              79,350      8,885      12.62%     10.59%      166.79%




                 Sensitivity of Market Value of Portfolio Equity
                             As of December 31, 2000
                             (amounts in thousands)

   Change in       Market Value of Portfolio Equity         Market Value of
Interest Rates      Amount      $ Change   % Change   Portfolio Equity as a % of
In Basis Points                 From Base     From      Total     Portfolio
 (Rate Shock)                                 Base      Assets      Equity
                                                                  Book Value
-------------------------------------------------------------------------------
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

     Beginning in the fourth quarter of 2000 Southern Financial undertook a gradual restructuring of its portfolio in anticipation of a slowing U.S. economy and a probable decline in interest rates. In the fourth quarter of 2000 Southern Financial sold floating rate securities, incurring losses, and purchased fixed rate securities. In the first and second quarters of 2001 Southern Financial continued selling securities, taking gains, and purchased additional fixed rate securities. When interest rates declined as expected in the first and second quarters, the MVPE increased significantly. Southern Financial also became more sensitive to both increases and decreases in interest rates. In the third quarter, as interest rates continued to decline, the MVPE increased even further; and this, combined with increases in the dealer estimates of prepayment speeds, produced a smaller decline in the MVPE in the up 300 basis point scenario. As a result, Southern Financial's interest rate risk profile has returned to the more normal numbers that existed on December 31, 2000 and earlier.

     Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in MVPE requires the making of certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. Accordingly, although the MVPE table provides an indication of Southern Financial's interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on Southern Financial's worth.

SOUTHERN FINANCIAL BANCORP, INC.

Part II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
         ------------------

          On October 18, 2001, Southern Financial settled a previously disclosed lender liability suit with a former customer of the Bank. The terms of the settlement had no material adverse effect on the consolidated financial position or results of operations of Southern Financial.

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

         Not applicable

Item 5.  OTHER INFORMATION
         -----------------

         Not applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         ---------------------------------

         Exhibits Required
         None

         Reports on Form 8-K
         No reports on Form 8-K were filed during the three months ended September 30, 2001.

SOUTHERN FINANCIAL BANCORP, INC.



Part III.  SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SOUTHERN FINANCIAL BANCORP, INC.
                                          ------------------------------------
                                                    (Registrant)


           Date  11/14/01                 /s/ Georgia S. Derrico
                ---------                 ------------------------------------
                                          Georgia S. Derrico
                                          Chairman and
                                          Chief Executive Officer
                                          (Duly Authorized Representative)


           Date  11/14/01                 /s/ William H. Lagos
                ---------                 ------------------------------------
                                          William H. Lagos
                                          Senior Vice President and Controller
                                          Principal Accounting Officer
                                          (Duly Authorized Representative)