Form 10-K
period 2001-12-31
SOUTHERN FINANCIAL BANCORP INC /VA/
filed 2002-03-29
CIK 914789

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

                   For the transition period from ________ to

                    For the year ended:      Commission File No.:
                     December 31, 2001             0-22836


                        SOUTHERN FINANCIAL BANCORP, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

             Virginia                                  54-1779978
     -------------------------                         ----------
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

                                   Yes  X                  No
                                       ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not considered herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [_]

    The aggregate market value of the Common Stock held by non-affiliates of the registrant computed by reference to the last reported bid price of such stock as of February 25, 2002 was $79,048,212 (3,451,887 shares @ $22.90 per share). For purposes of this computation, it is assumed that directors, executive officers and persons beneficially owning more than 5% of the Common Stock of the registrant are affiliates. As of February 25, 2002, there were 4,284,594 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

I. Portions of the Annual Report to Stockholders for the Year Ended December 31, 2001 are incorporated by reference into certain items of Parts I. and II.

II. Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 2002 are incorporated by reference into certain items of Part III.

Part I.
-------

Item 1. Business
----------------

Overview

         We were formed in 1995 as a bank holding company for Southern Financial Bank (the Bank), which was chartered in 1986. Our financial performance has been characterized by steady asset growth, consistent core earnings and sound asset quality. We have grown through a combination of internal growth, the opening of de novo branches and the acquisition of community banks and branches in our market. We have established 13 branches and acquired one branch in the last 16 years. Two acquisitions, The Horizon Bank of Virginia in October 1999 and First Savings Bank of Virginia in September 2000 added $205.0 million in assets, provided us with six additional branch locations and enhanced our core deposit base. We currently operate 20 full-service banking locations, 19 of which are located in the northern Virginia cities of Warrenton, Herndon, Middleburg, Winchester, Leesburg, Fairfax, Sterling, Woodbridge, Manassas and Fredericksburg. In August 2001 we opened our twentieth branch in Georgetown in the District of Columbia and, in January 2002 we opened a branch in Charlottesville, Virginia.

         We have expanded from our roots in Fairfax County, where we maintain eight branches and 61% of our transactional deposits, to encompass a market area extending from Winchester in northwest Virginia to Fredericksburg, approximately 100 miles to the southeast. This area has been characterized by high growth and general affluence. As its economy has diversified away from a concentration in government and government-related employment, northern Virginia has developed into a major center for technology and telecommunications activities and has a high concentration of small to medium-sized businesses representing a diverse array of industries. In the process, Reston, Herndon, Tysons Corner and Fairfax have become important stand alone employment centers similar to Stamford, Connecticut and White Plains, New York, which have flourished outside of New York City. As a result, the "bedroom communities" supporting business clusters have pushed west to Loudoun and Fauquier Counties and south and west to Stafford, Spotsylvania and Prince William Counties. We also believe that the high growth and general affluence in certain of the areas adjoining our current market area provide the same attractive expansion opportunities. In addition to the District of Columbia, we believe that Montgomery County, Maryland and the Richmond, Virginia area are also attractive targets. Upon the opening of our branch in Charlottesville, our market area expands to include Albemarle, Greene and Fluvanna Counties, all of which have experienced rapid population growth in the last decade.

         On September 1, 2000, we acquired all the outstanding common stock of First Savings Bank of Virginia for 409,906 shares of our common stock. The acquisition has been accounted for by the purchase method, and accordingly, the results of operations of First Savings Bank have been included in our consolidated financial statements from September 1, 2000. Goodwill of $1,646,651 was recorded, which is being amortized on a straight-line basis over 15 years along with a core deposit premium of $1,566,163, which is being amortized over 10 years. In connection with our adoption of Statement No. 142, Goodwill and Other Intangible Assets, beginning January 1, 2002, this goodwill will no longer be amortized.

         On December 28, 1999, we formed Southern Financial Capital Trust I, a wholly-owned subsidiary, for the purpose of issuing redeemable capital securities. On May 24, 2000, a $5 million offering of redeemable capital securities was completed, and on September 7, 2000, $8 million of trust preferred securities were issued through a pooled underwriting totaling approximately $300 million.

         On October 1, 1999, we completed our merger with The Horizon Bank of Virginia ("Horizon"). The merger qualified as a tax-free exchange and was accounted for as a pooling of interests. We issued .63 shares of our common stock for each share of Horizon stock outstanding. A total of 1,045,523 shares (after adjustment for fractional shares) of our common stock were issued as a result of the merger. Horizon had no stock options outstanding prior to the merger. Southern Financial and Horizon incurred $3,973,530 of merger-related costs that were charged to operations during the year ended December 31, 1999.

         Our principal business is the acquisition of deposits from the general public through our home and branch offices and use of these deposits to fund our loan and investment portfolios. We seek to be a full service community bank that provides a wide variety of financial services to our middle market corporate clients as well as to our retail clients. We are an active commercial lender that often lends in conjunction with the Small Business Administration 7(a) and 504 loan programs. In addition, we are an active residential construction lender and offer our retail clients permanent residential mortgage loan alternatives. We also invest funds in mortgage-backed securities, securities issued by agencies of the Federal Government, obligations of counties and municipalities and corporate obligations.

         The principal sources of funds for our lending and investment activities are deposits, amortization and repayment of loans, proceeds from the sales of loans, prepayments from mortgage-backed securities, repayments of maturing investment securities, Federal Home Loan Bank advances and other borrowed money.

         Principal sources of revenue are interest and fees on loans and investment securities, as well as fee income derived from the maintenance of deposit accounts. Our principal expenses include interest paid on deposits and advances from the Federal Home Loan Bank and other borrowings, and operating expenses.

Lending Activities

         Our primary strategic objective is to serve the small to medium-sized business market with an array of unique and useful services, including a full array of commercial mortgage and nonmortgage loans. These loans include commercial real estate loans, construction to permanent loans, development and builder loans, accounts receivable financing, lines of credit, equipment and vehicle loans, leasing options, commercial overdraft protection and corporate credit cards. We strive to do business in the areas served by our branches, and all of our marketing and the vast majority of our loan customers are located within our existing market areas. The only significant exceptions to this local lending philosophy are loans made with an undertaking from the Small Business Administration that may from time to time come to us because of our reputation and expertise as an SBA lender. Prior to making a loan, we obtain detailed loan applications to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. The following is a discussion of each of our major types of lending:

Commercial Real Estate Lending

         Permanent. Commercial real estate lending includes loans for permanent financing and construction. Commercial real estate lending typically involves higher loan principal amounts and the repayment of loans is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. As a general practice, we require our commercial real estate loans to be secured by well-managed income producing property with adequate margins and to be guaranteed by responsible parties. We look for opportunities where cash flow from the collateral provides adequate debt service coverage and the guarantor's net worth is centered on assets other than the project we finance. It has been our experience that borrowers whose assets consist entirely of real estate, especially development projects, are particularly sensitive to real estate market cycles. In the event of a slowdown in the real estate market, real estate projects generally come under pressure at the same time and liquidity of the borrower may be strained. As of December 31, 2001, our commercial real estate loans for permanent financing totaled $185.4 million.

         Our underwriting guidelines for commercial real estate loans reflect all relevant credit factors, including, among other things, the income generated from the underlying property to adequately service the debt, the availability of secondary sources of repayment and the overall creditworthiness of the borrower. In addition, we look to the value of the collateral, while maintaining the level of equity invested by the borrower.

         All valuations on property that will secure loans are performed by independent outside appraisers who are reviewed by our Executive Vice President of Risk Management and reported annually to our Credit Committee. We retain a valid lien on real estate and obtain a title insurance policy that insures the property is free of encumbrances.

         Construction. We recognize that commercial, multifamily and other nonresidential properties can involve market risk due to the length of time it may take to bring a finished real estate product to market. As a result, we will only make these types of loans when pre-leasing or pre-sales and or other credit factors suggest that the borrower can carry the debt if the anticipated market and property cash flow projections change during the construction phase. At December 31, 2001, we had $13.3 million commercial construction loans.

         Income producing property loans are supported by evidence of the borrower's capacity to service the debt. The principals or general partners guarantee all of our commercial construction loans. Any interest reserves established on conventional construction loans are not funded with the proceeds of the loan.

         Construction loan borrowers are generally pre-qualified for the permanent loan by us. We obtain a copy of the contract with the general contractor who must be acceptable to us. All plans, specifications and surveys must include proposed improvements. We review feasibility studies and sensitivity and risk analysis showing sensitivity of the project to variables such as interest rates, vacancy rates, lease rates and operating expenses for income producing properties and copies of any previous environment site assessments if applicable.

Commercial Business Lending

         These loans consist of lines of credit, revolving credit facilities, demand loans, term loans, equipment loans, SBA loans, stand-by letters of credit and unsecured loans. Commercial business loans are generally secured by accounts receivable, equipment and other collateral, such as readily marketable stocks and bonds with adequate margins, cash value in life insurance policies and savings and time deposits at the Bank. At December 31, 2001, our commercial business loans totaled $133.3 million, including $37.2 million of corporate obligations.

         In general, commercial business loans involve more credit risk than residential mortgage loans and real estate-backed commercial loans and, therefore, usually yield a higher return to us. The increased risk for commercial business loans is due to the type of collateral securing these loans. The increased risk also derives from the expectation that commercial loans generally will be serviced principally from the operations of the business, and those operations may not be successful. Historical trends have shown these types of loans to have higher delinquencies than mortgage loans. Because of this, we often utilize the SBA 7(a) program to reduce the inherent risk associated with commercial business lending.

         Another way that we reduce risk in the commercial loan portfolio is by taking accounts receivable as collateral. Our accounts receivable financing facilities, which provide a relatively high yield with considerable collateral control, are lines of credit under which a company can borrow up to the amount of a borrowing base which covers all of the company's receivables. From our customer's point of view, accounts receivable financing is an efficient way to finance expanding operations because borrowing capacity expands as sales increase. Customers can borrow from 75% to 90% of qualified receivables placed in our system less accounts over 60 days past due. In most cases, the borrower's customers pay us directly. For borrowers with a good track record for earnings and quality receivables, we will consider pricing based on the prime rate for transactions in which we lend up to a percentage of qualified outstanding receivables based on reported agings of the receivables portfolio.

         We also actively pursue for our customers, equipment lease financing opportunities other than cars, trucks and other on-road rolling stock. We provide financing and use a third party to service the leases. Payback is derived from the cash flow of the borrower, so credit quality may not be any lower than it would be in the case of an unsecured loan for a similar amount and term.

SBA Lending

         We have developed an expertise in the federally guaranteed SBA program. The SBA program is an economic development program that finances the expansion of small businesses. We are a Preferred Lender in the Richmond District and a Certified Lender in the Washington D. C. District of the SBA. As an SBA Preferred and Certified Lender, our preapproved status allows us to quickly respond to customers' needs. Under the SBA program, we originate and fund SBA 7(a) loans that qualify for guarantees up to 85% of principal and accrued interest. We also originate 504 chapter loans in which we generally provide 50% of the financing in the form of a first lien. Prior to the second quarter of 2001, we sold the guaranteed portion of our SBA loans into the secondary market. However, due to a combination of newly implemented prepayment penalties, which should lower the risk of prepayments, and the relatively high yields associated with these loans, we intend to hold these loans for the foreseeable future. At December 31, 2001, our total SBA loans were $71.1 million, which consisted of $33.6 million of 7(a) program loans and $37.5 million of 504 chapter loans.

         We provide SBA loans to potential borrowers who are proposing a business venture, often with existing cash flow and a reasonable chance of success. We do not treat the SBA guarantee as a substitute for a borrower meeting our credit standards, and except for minimum capital levels or maximum loan terms, the borrower must meet our other credit standards as applicable to loans outside the SBA process.

Residential Mortgage Lending

         Permanent. Residential mortgage loans are secured by single-family homes. We make fixed and adjustable rate first mortgage loans on residential properties with terms up to 30 years. We offer second mortgages in conjunction with our own first mortgages or those of other lenders. In the case of conventional loans, we typically lend up to 80% of the appraised value of single-family residences and require private mortgage insurance for loans exceeding this amount. At December 31, 2001, we had $61.7 million of permanent residential mortgage loans.

         We retain a valid lien on real estate and obtain a title insurance policy that insures that the property is free of encumbrances. We also require hazard insurance and flood insurance for all loans secured by real property if the property is in a flood plain as designated by the Department of Housing and Urban Development. We also require most borrowers to advance funds on a monthly basis from which we make disbursements for items such as real estate taxes, private mortgage insurance and hazard insurance.

         Construction. We typically make one to four family residential construction loans to individuals building their personal residence contracted through a licensed general contractor, or where the borrower has requested to act as contractor. Construction loans generally have interest rates of prime plus one to two percent and fees of one to three points, loan-to-value ratios of 80% or less based on current appraisals and terms of generally nine months or less. At December 31, 2001, we had $15.7 million of residential construction loans.

         Individual construction loan borrowers are generally pre-qualified for the permanent loan by another reputable lender. In virtually all cases, when we make a residential construction loan to a builder, the residence is pre-sold. We obtain a copy of the contract with the general contractor who must be acceptable to us. All plans, specifications and surveys must include proposed improvements. Borrowers must evidence the capacity to service the debt until settlement or in the event the contract is voided.

Consumer Lending

         We offer various types of secured and unsecured consumer loans. We make consumer loans primarily for personal, family or household purposes as a convenience to our customer base since these loans are not the focus of our lending activities. As a general guideline, a consumer's total debt service should not exceed 40% of his gross income or 45% of net income. For purposes of this calculation, debt includes house payment or rent, fixed installment payments, the estimated payment for the loan being requested and the minimum required payment on any revolving debt. At December 31, 2001, we had $9.3 million of consumer loans.

Loan Portfolio Composition

     The following table summarizes the composition of our loan portfolio as of the dates indicated:

                                         2001                2000                1999                1998                1997
                                    Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent
                                  --------------------------------------------------------------------------------------------------
                                                                         (amounts in thousands)
Construction and land development
  Residential                      $ 15,711      4%     $ 17,816     6%    $ 7,853      3%     $ 6,949      3%     $ 9,470      5%
  Commercial                         13,349      3%       10,491     3%      8,270      3%      11,214      6%      13,160      6%
  Other                               1,735      0%        2,535     1%      1,616      1%       2,010      1%       3,655      2%
Mortgage
  Residential                        61,741     15%       53,165    17%     48,604     20%      54,822     26%      61,328     29%
  Commercial                        185,367     44%      127,736    40%    108,255     46%      83,114     39%      70,450     34%
Commercial and industrial           133,258     32%      101,002    31%     54,175     23%      40,814     20%      36,578     18%
Consumer                              9,272      2%        7,617     2%      9,995      4%      11,559      5%      13,524      6%
                                  -------------------------------------------------------------------------------------------------

Total loans receivable              420,433    100%      320,362   100%    238,768    100%     210,482    100%     208,165    100%

Less:
    Deferred loan fees, net           2,106                1,670             1,230               1,065                 862
    Allowance for loan losses         7,354                4,921             3,452               3,062               2,743
                                  ---------            ---------          --------            --------           ---------

Loans receivable, net              $410,973             $313,771          $234,086            $206,355            $204,560
                                  =========            =========          ========            ========           =========

         The following table sets forth the contractual maturity ranges of the commercial and industrial loans and construction loans and the amount of those loans with predetermined and floating interest rates in each maturity range as of December 31, 2001:

                                                        Over 1 Year
                                                      Through 5 Years                Over 5 years
                                One Year          Fixed         Floating         Fixed         Floating
                                 or Less          Rate            Rate           Rate            Rate            Total
                               ------------    ------------    -----------    ------------    ------------    ------------
                                                                 (amounts in thousands)
Construction:
   Residential                    $ 14,691        $      -       $  1,020        $      -        $      -       $  15,711
   Commercial                       11,547                          1,022                             780          13,349
   Other                               876             352            264              43             200           1,735
Commercial and Industrial           48,626          22,643         12,672          28,642          20,675         133,258
                               ------------    ------------    -----------    ------------    ------------    ------------

        Total                     $ 75,740        $ 22,995       $ 14,978        $ 28,685        $ 21,655       $ 164,053
                               ============    ============    ===========    ============    ============    ============

Credit Approval and Collection Policies

         Because long-term credit performance is so closely associated with a bank's underwriting policy, we have instituted what management believes is a stringent loan underwriting policy. Our underwriting guidelines are tailored for particular credit types, including lines of credit, revolving credit facilities, demand loans, term loans, equipment loans, real estate loans, SBA loans, stand-by letters of credit and unsecured loans. We will make extensions of credit based on, among other factors, the potential borrower's creditworthiness, likelihood of repayment and proximity to market areas served.

         We have a standing Credit Committee comprised of certain of our officers, each of whom has a defined lending authority as an individual and in combination with other officers. These individual lending authorities are determined by our Chief Executive Officer and certain directors and are based on the individual's technical ability and experience. These authorities must be approved by our board of directors and the Credit Committee. Our Credit Committee is comprised of four levels of members: junior, regular, senior and executive, based on experience. Our executive members are our Chief Executive Officer, our President and our Executive Vice President. Under our loan approval process, the sponsoring loan officer's approval is required on all credit submissions. This approval must be included in or added to the individual and joining authorities outlined below. The sponsoring loan officer is primarily responsible for the customer's relationship with us, including, among other things, obtaining and maintaining adequate credit file information. We require each loan officer to maintain loan files in an order and detail that would enable a disinterested third party to review the file and determine the current status and quality of the credit.

         In addition to approval of the sponsoring loan officer, we require approvals from one or more members of the Credit Committee on all loans. The approvals required differ based on the size of the borrowing relationship. At least one senior or one executive member must approve all loans in the amount of $100,000 or more. All three of the executive members of the Committee must approve all loans of $1 million or more. Regardless of the number of approvals needed, we encourage each member to treat his or her approval as if it were the only approval necessary to approve the loan. Our legal lending limit to one borrower is limited to 15% of our unimpaired capital and surplus. As of December 31, 2001, our lending limit was approximately $9.7 million, although we had no loans to one borrower that approached our legal lending limit at that date.

         The following collection actions are the minimal procedures which management believes are necessary to properly monitor past due loans and leases. When a borrower fails to make a payment, we contact the borrower in person, in writing and by telephone. At a minimum, all borrowers are notified by mail when payments of principal and/or interest are five days past due and when payments are 10 days past due. In addition, consumer loan borrowers are assessed a late charge when payments are 10 days past due. Real estate and commercial loan borrowers are assessed a late charge when payments are 15 days past due. Customers are contacted by a loan officer before the loan becomes 60 days delinquent. After 90 days, if the loan has not been brought current or an acceptable arrangement is not worked out with the borrower, we will institute measures to remedy the default, including commencing foreclosure action with respect to mortgage loans and repossessions of collateral in the case of consumer loans.

         If foreclosure is effected, the property is sold at a public auction in which we may participate as a bidder. If we are the successful bidder, we include the acquired real estate property in our real estate owned account until it is sold. These assets are carried at the lower of cost or fair value net of estimated selling costs. To the extent there is a decline in value, that amount is charged to operating expense.

Past Due Loans and Nonperforming Assets

         Nonperforming assets were $1.5 million at December 31, 2001 compared with $1.9 million at December 31, 2000 reflecting continued strong asset quality. Our ratio of nonperforming assets to total loans and other real estate owned was 0.35% at December 31, 2001 and 0.61% at December 31, 2000.

         Nonperforming assets were $1.9 million at December 31, 2000 compared with $2.9 million at December 31, 1999, a decrease of $1.0 million. The ratio of nonperforming assets to total loans and other real estate owned was 0.61% at December 31, 2000 and 1.20% at December 31, 1999.

         We generally place a loan on nonaccrual status when it becomes 90 days past due. Loans are also placed on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Cash payments received while a loan is categorized as nonaccrual are recorded as a reduction of principal as long as doubt exists as to future collections.

         We maintain appraisals on loans secured by real estate, particularly those categorized as nonperforming loans and potential problem loans. In instances where appraisals reflect reduced collateral values, we make an evaluation of the borrower's overall financial condition to determine the need, if any, for possible writedowns to their net realizable values. We record other real estate owned at the lower of our recorded investment in the loan or fair value less our estimated costs to sell.

     The following table sets forth information regarding past due loans and nonperforming assets as of the dates indicated:

                                                                                  At December 31,
                                                    2001             2000             1999             1998             1997
                                                -------------    -------------    --------------  -------------    -------------
                                                                              (amounts in thousands)
Accruing loans 90 days or more delinquent (1):
   Mortgage-commercial                          $          -     $          -     $          -     $        372     $          -
   Commercial and industrial                               -                1              226              283               71
   Consumer                                                -                8                9              231                6
                                                -------------    -------------    -------------    -------------    -------------
      Total                                                -                9              235              886               77
                                                =============    =============    =============    =============    =============

Nonperforming loans:
   Construction-residential                                -               56                -                -                -
   Mortgage-residential                                  343              499              413              291              443
   Mortgage-commercial                                 1,130            1,317              109            1,033            1,002
   Commercial and industrial                               -                -                -            1,576              889
   Consumer                                                -                -                -                6               74
                                                -------------    -------------    -------------    -------------    -------------
      Subtotal                                         1,473            1,872              522            2,906            2,408
                                                -------------    -------------    -------------    -------------    -------------
Troubled debt restructuring:
   Mortgage-commercial                                     -               49               68                -                -
                                                -------------    -------------    -------------    -------------    -------------
Other real estate owned:
   Mortgage-residential                                    -               17                -                -                -
   Mortgage-commercial                                     -                -            2,296              498              722
                                                -------------    -------------    -------------    -------------    -------------
      Subtotal                                             -               17            2,296              498              722
                                                -------------    -------------    -------------    -------------    -------------
Total nonperforming assets                      $      1,473     $      1,938     $      2,886     $      3,404     $      3,130
                                                =============    =============    =============    =============    =============

Nonperforming assets to total assets                    0.19%            0.32%            0.71%            0.84%            0.88%
Nonperforming assets to total loans and
      other real estate owned                           0.35%            0.61%            1.20%            1.62%            1.50%

--------------------------------------

(1) Accruing loans 90 days or more delinquent includes portions guaranteed by the Small Business Administration.

         Our loss and delinquency experience on our residential real estate loan portfolio has been limited by a number of factors, including our underwriting standards. Whether our loss and delinquency experience in this area of our portfolio will increase significantly depends upon the value of the real estate securing loans and economic factors such as increases in unemployment as well as the overall economy of the region. Management believes that the allowance for loan losses at December 31, 2001 is a reasonable estimate of known and inherent losses in the loan portfolio at that date.

         At December 31, 2001, loans totaling $7.1 million were considered potential problem loans and are not reported in the table above. These loans are subject to management attention and their classification is reviewed on a quarterly basis.

Allowance for Loan Losses

         The following table summarizes activity in our allowance for loan losses during the periods indicated:

                                                                          As of and for the Years Ended December 31,
                                                        --------------------------------------------------------------------------
                                                            2001            2000             1999           1998           1997
                                                        -----------     -----------       ----------     ----------    -----------
                                                                                   (dollars in thousands)
Total loans at end of period, net of deferred fees       $  418,328      $  318,692        $ 237,539      $ 209,417     $  207,538
                                                        ===========     ===========       ==========     ==========    ===========

Average loans outstanding                                $  353,147      $  267,186        $ 219,286      $ 205,208     $  193,094
                                                        ===========     ===========       ==========     ==========    ===========

Allowance at beginning of period                         $    4,921      $    3,452        $   3,062      $   2,743     $    2,374
Provision for losses                                          4,470           1,335            2,130          1,301          1,265
Allowance acquired from First Savings Bank                        -             594                -              -              -
Charge-offs:
 Construction and land development
   Residential                                                    -               -                -            (81)             -
   Commercial                                                     -               -                -           (261)             -
 Mortgage
   Residential                                                  (25)           (232)            (775)          (140)           (65)
   Commercial                                                  (105)           (100)            (480)             -           (200)
 Commercial and industrial                                   (2,175)           (488)            (736)          (514)          (256)
 Consumer                                                      (113)            (54)             (55)            (9)          (413)
                                                        -----------     -----------       ----------     ----------    -----------
     Total charge-offs                                   $   (2,418)           (874)          (2,046)        (1,005)          (934)
                                                        -----------     -----------       ----------     ----------    -----------
Recoveries                                                      381             414              306             23             38
                                                        -----------     -----------       ----------     ----------    ------------
     Net charge-offs                                         (2,037)           (460)          (1,740)          (982)          (896)
                                                        -----------     -----------       ----------     ----------    -----------
Allowance at end of period                               $    7,354      $    4,921        $   3,452      $   3,062     $    2,743
                                                        ===========     ===========       ==========     ==========    ===========

Ratio of allowance to end of period loans                      1.76%           1.54%            1.45%          1.46%          1.32%

Ratio of net charge-offs to average loans outstanding          0.58%           0.17%            0.79%          0.48%          0.46%

         Our allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Management evaluates the allowance at least quarterly. In addition, on a quarterly basis our board of directors reviews our loan portfolio, conducts an evaluation of the credit quality and reviews the loan loss provision, recommending changes as may be required. In evaluating the allowance, management considers the growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels and general economic conditions.

         The allowance for loan losses represents management's estimate of an amount appropriate to provide for known and inherent losses in the loan portfolio in the normal course of business. We make specific allowances for each loan based on its type and classification as discussed below. However, there are additional factors contributing to losses that cannot be quantified precisely or attributed to particular loans or categories of loans, including general economic and business conditions and credit quality trends. We have established an unallocated portion of the allowance based on our evaluation of these factors, which management believes is prudent and consistent with regulatory requirements. Due to the uncertainty of risks in the loan portfolio, management's judgement of the amount of the allowance necessary to absorb loan losses is approximate. The allowance is also subject to regulatory examinations and determination by the regulatory agencies as to the appropriate level of the allowance.

         We follow a loan review program designed to evaluate the credit risk in our loan portfolio. Through this loan review process, we maintain an internally classified watch list that helps management assess the overall quality of the loan portfolio and the level of the allowance for loan losses. In establishing the appropriate classification for specific assets, management considers, among other factors, the estimated value of the underlying collateral, the borrower's ability to repay, the borrower's payment history and the current delinquent status. As a result of this process, loans are categorized as substandard, doubtful, loss or special mention and reserves are allocated based on management's judgement and historical experience.

         Loans classified as "substandard" are those loans with clear and defined weaknesses such as a highly-leveraged position, unfavorable financial ratios, uncertain repayment sources or poor financial condition which may jeopardize the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some losses if the deficiencies are not corrected. A reserve of 15% is generally allocated to these loans.

         Loans classified as "doubtful" are those loans which have characteristics similar to substandard loans but with an increased risk that collection or liquidation in full is highly questionable and improbable. A reserve of 50% is generally allocated to loans classified as doubtful.

     Loans classified as "loss" are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer a loss on this asset even though partial recovery may be effected in the future. A reserve of 100% is allocated to loans classified as loss.

     In addition to the above classification categories, we also categorize certain loans as "special mention." While special mention loans do not have all the characteristics of a substandard or doubtful loan, they have one or more deficiencies which warrant special attention and which corrective management action, such as accelerated collection practices, may remedy. A reserve of 7% is generally allocated to special mention loans.

     During the evaluation of the loan portfolio, any loans that are not classified or rated special mention are referred to as "passing loans." We also assign a reserve allocation to these loans.

     The following table describes the allocation of the allowance for loan losses among various categories of loans and certain other information for the dates indicated. The allocation is made for analytical purposes only and is not necessarily indicative of the categories in which future losses may occur. With respect to investment securities underwritten as loans, the allowance is not available to cover any impairment that is other than temporary. Because of this, in the event of other than temporary impairment of an investment security underwritten as a loan, such impairment must be charged to earnings in the same manner as an investment security which is not underwritten as a loan.

                                                                                    At December 31,
                                            2001                   2000                 1999                  1998
                                                 Percent                Percent               Percent              Percent
                                                 of Loans              of Loans              of Loans             of Loans
                                                 in Each                in Each              in Each               in Each
                                                 Category              Category              Category             Category
                                                 to Total              to Total              to Total             to Total
                                     Amount       Loans     Amount      Loans     Amount      Loans     Amount      Loans
                                    ----------------------- --------------------- --------------------  --------------------
                                                                                 (amounts in thousands)
Construction and land
development
   Residential                       $   536        4%     $    55        6%     $    32        3%    $    21         3%
   Commercial                            452        3%          65        3%          34        3%         46         6%
   Other                                  66        0%          10        1%          22        1%         32         1%
Mortgage
   Residential                           306       15%         219       17%         256       20%        361        26%
   Commercial                          3,281       44%       1,184       40%       1,021       46%        881        39%
Commercial and industrial              2,019       32%       2,377       31%         921       23%        752        20%
Consumer                                 304        2%         116        2%         151        4%        151         5%
Unallocated                              390       NA          895       NA        1,015       NA         818        NA
                                     -------     ----      -------     ----      -------     ----     -------      ----

Allowance for loan losses            $ 7,354      100%     $ 4,921      100%     $ 3,452      100%    $ 3,062       100%
                                     =======     ====      =======     ====      =======     ====     =======      ====

                                           1997
                                                Percent
                                                of Loans
                                                in Each
                                                Category
                                                to Total
                                      Amount      Loans
                                     ------------------
Construction and land
development
   Residential                       $    55         5%
   Commercial                             43         6%
   Other                                 175         2%
Mortgage
   Residential                           199        29%
   Commercial                          1,141        34%
Commercial and industrial                524        18%
Consumer                                  75         6%
Unallocated                              531        NA
                                     -------      ----

Allowance for loan losses            $ 2,743       100%
                                     =======      ====

     We have allocated the allowance according to the amount deemed to be reasonably necessary to provide for losses being incurred within each of the above categories of loans. These figures are based on gross loans. The increase in the allowance for loan losses allocated to commercial mortgage loans and nonmortgage business loans is primarily a result of the increase in the balance of such loans and a refinement in our methodology of estimating our allowance for loan losses during 2001.

Investment Activities

     Our securities portfolio is managed by our President and our Senior Vice President/Treasurer, both of whom have significant experience in this area, with the concurrence of our Asset/Liability Committee. In addition to our President (chairman) and our Senior Vice President/Treasurer, this committee is comprised of our Chief Executive Officer and three outside directors. Investment management is performed in accordance with our investment policy, which is approved annually by the Asset/Liability Committee and the board of directors. Our investment policy addresses our investment strategies, approval process, approved securities dealers and authorized investments. At December 31, 2001, all of our investment securities were classified as available-for-sale and may be sold as part of our asset/liability management strategy in response to changes in interest rates and liquidity needs.

     Our investment policy authorizes us to invest in:

          .    GNMA, FNMA and FHLMC mortgage-backed securities (MBS)
          .    Private-label residential MBS, as long as they carry
               investment-grade ratings
          .    Private-label commercial MBS, as long as they carry
               investment-grade ratings
          .    Collateralized mortgage obligations
          .    Municipal securities
          .    Corporate obligations
          .    Interest-only mortgage-backed strips
          .    Treasury securities
          .    Agency securities
          .    Asset-backed securities
          .    Interest-rate caps
          .    Interest-rate swaps


     Mortgage-backed securities are securities that have been developed by pooling a number of real estate mortgages and which are principally issued by federal agencies such as the Government National Mortgage Association (GNMA), Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC). These securities are deemed to have high credit ratings, and minimum regular monthly cash flows of principal and interest are guaranteed by the issuing agencies.

     Unlike U.S. Treasury and U.S. government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Mortgage-backed securities which are purchased at a premium will generally suffer decreasing net yields as interest rates drop because homeowners tend to refinance their mortgages. Thus, the premium paid must be amortized over a shorter period. Conversely, mortgage-backed securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment. As interest rates rise, the opposite will generally be true. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal, and consequently the average life of these securities will be lengthened. If interest rates begin to fall, prepayments will increase.

     Collateralized mortgage obligations (CMOs) are bonds that are backed by pools of mortgages. The pools can be GNMA, FNMA or FHLMC pools or they can be private-label pools. The CMOs are designed so that the mortgage collateral will generate a cash flow sufficient to provide for the timely repayment of the bonds. The mortgage collateral pool can be structured to accommodate various desired bond repayment schedules, provided that the collateral cash flow is adequate to meet scheduled bond payments. This is accomplished by dividing the bonds into classes to which payments on the underlying mortgage pools are allocated. The bond's cash flow, for example, can be dedicated to one class of bondholders at a time, thereby increasing call protection to bondholders. In private-label CMOs, losses on underlying mortgages are directed to the most junior of all classes and then to the classes above in order of increasing seniority, which means that the senior classes have enough credit protection to be given the highest credit rating by the rating agencies.

     The following table sets forth a summary of the investment securities portfolio as of the dates indicated:

                                                                    December 31,          December 31,       December 31,
                                                                       2001                  2000               1999
                                                                  -----------------     ----------------   -----------------
                                                                                   (amounts in thousands)
Available-for-sale securities (at fair value):
    FHLMC mortgage-backed securities                                 $  11,305            $  32,128            $ 16,369
    GNMA mortgage-backed securities                                      4,603               13,576               2,589
    FNMA mortgage-backed securities                                     26,429               67,539              25,678
    Collateralized mortgage obligations                                238,075               95,764              47,798
    Obligations of counties and municipalities                             859                6,118               3,572
    Corporate obligations                                               19,737               12,416                 945
    U.S. Treasury and other Government agency obligations                  515                2,482                 770
    FHLB stock                                                           3,375                2,700               1,725
    Federal Reserve Bank stock                                           1,230                  615                 293
    Other equity securities                                                484                   69                  69
                                                                     ---------            ---------            --------

Total classified as investment securities                              306,612              233,407              99,808
    Corporate obligations classified as loans                           37,213               32,418                   -
                                                                     ---------            ---------            --------

                                                                     $ 343,825            $ 265,825            $ 99,808
                                                                     =========            =========            ========

Held-to-maturity securities (at amortized cost):
    FHLMC mortgage-backed securities                                 $       -            $       -            $  3,837
    GNMA mortgage-backed securities                                          -                    -              17,177
    FNMA mortgage-backed securities                                          -                    -               6,764
    Collateralized mortgage obligations                                      -                    -               6,938
    Obligations of counties and municipalities                               -                    -               2,395
                                                                     ---------            ---------            --------

                                                                     $       -            $       -            $ 37,111
                                                                     =========            =========            ========

     In December 2000, we transferred investment securities classified as held-to-maturity with an amortized cost of $48.3 million to the available-for-sale classification in order to provide us with more flexibility in managing the interest-rate risk in the investment security portfolio. These investment securities had gross unrealized gains of $563 thousand and gross unrealized losses of $228 thousand. Subsequent to the transfer, we sold investment securities with an amortized cost of $9.6 million, and recognized a loss of $159 thousand in the fourth quarter of 2000. Because of the transfer, we will be unable to classify investment securities as held-to-maturity in the foreseeable future.

         The following table summarizes the contractual maturity of investment securities and their weighted average yields as of December 31, 2001:

                                                                        Available-for-sale

                                                                                              Weighted
                                                                Estimated      Amortized       Average
                                                               Fair Value         Cost          Yield
               ---------------------------------------------------------------------------------------
               Debt obligations:
               One year or less                               $     25,000   $     25,000       8.00%
               After one through five years                      2,513,222      2,485,504       6.90%
               After five through ten years                      6,144,956      6,197,140       7.73%
               After ten years                                  12,428,557     13,201,243       4.50%
                                                              ---------------------------
               Total                                            21,111,735     21,908,887       5.68%
                                                              ---------------------------
               Mortgage-backed securities                       42,336,121     41,493,040       6.25%
               Collateralized mortgage obligations             238,074,675    235,061,328       7.43%
               Equity securities                                 5,089,029      5,089,029       5.60%
                                                              ---------------------------
               Total classified as investment securities       306,611,560    303,552,284       7.11%
                                                              ---------------------------

               Debt obligations classified as loans:
               After one through five years                      6,093,640      5,954,476       7.53%
               After five through ten years                      4,081,040      4,103,586       9.10%
               After ten years                                  27,038,675     26,534,248       7.91%
                                                              ---------------------------
               Total classified as loans                        37,213,355     36,592,310       7.98%
                                                              ---------------------------

                                                              $343,824,915   $340,144,594       7.20%
                                                              ===========================

         Contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time.

Deposits

         Deposits, which represent 89% of our interest-rate sensitive liabilities as of December 31, 2001, have historically been the primary source of funding our asset growth. In addition to deposits, we obtain funds from loan repayments, maturing investments, loan sales, cash flows generated from operations, capital trust borrowings and Federal Home Loan Bank advances. Borrowings may be used as an alternative source of lower cost funds or to fund the origination of certain assets.

         The following table sets forth the average balances and weighted average rates paid, presented on a daily average basis, for our deposits for the periods indicated:

                                                          Year Ended December 31,
                                            2001                    2000                    1999
                                   ---------------------   ---------------------   ---------------------
                                    Average     Average     Average     Average     Average     Average
                                    Balance       Rate      Balance       Rate      Balance       Rate
                                   ---------   ---------   ---------   ---------   ---------   ---------
                                                          (amounts in thousands)
Demand                             $  66,305       0.00%   $  58,188       0.00%   $  50,501      0.00%
Interest checking                     31,398       1.22%      27,124       0.68%      33,993      0.96%
Money market and savings              84,410       2.97%      68,605       3.91%      59,743      3.22%
Certificates of deposit (1)          377,680       4.96%     242,706       6.00%     209,993      5.39%
                                   ---------               ---------               ---------

                                   $ 559,793               $ 396,623               $ 354,230
                                   =========               =========               =========


Weighted average rate                              3.86%                   4.39%                  3.83%
                                                  ======                  ======                 ======

---------------------------
(1) Includes institutional CD's, some of which are callable and are tied to interest rate swaps. At December 31, 2001, we had $267.2 million in institutional CD's, $145.0 million of which are callable and tied to interest rate swaps.

         The following table sets forth by time remaining until maturity our certificates of deposit of $100,000 or more at December 31, 2001:

                                                            Time Deposits of
            Maturity Period                                 $100,000 or More
            ---------------------------------------      ----------------------
                                                         (amounts in thousands)
            Three months or less                          $             79,179
            Over three months through twelve months                     79,794
            Over twelve months                                         149,104
                                                         ---------------------

            Total                                         $            308,077
                                                         =====================

Borrowings

         Borrowings consist of short-term and long-term advances from the Federal Home Loan Bank of Atlanta and capital trust borrowings. Long-term borrowings totaled $15.0 million at December 31, 2001 and are comprised of three $5.0 million advances from the Federal Home Loan Bank of Atlanta. These advances carry an average cost of 6.07% and have call dates ranging from September 2002 to 2004, with maturity dates ranging from September 2009 through 2010. The following table sets forth information regarding our short-term borrowings at and for the periods indicated:

                                                               Year Ended
                                                              December 31,
                                                      2001        2000        1999
                                                    --------------------------------
                                                         (Dollars in thousands)
            Ending Balance                         $ 40,500    $ 19,000     $     -
            Average Balance for the Period           81,098      21,088      11,874
            Maximum Month-end Balance
               During the Period                    148,501      47,000      25,000
            Average Interest Rate for the Period       4.29%       6.58%       5.23%
            Weighted Average Interest Rate at
               the End of the Period                   2.27%       6.35%          -%

         In May of 2000, we formed a wholly-owned statutory business trust, Southern Financial Capital Trust I, which issued $5.0 million in trust preferred securities and in September of 2000, we formed a second wholly-owned statutory business trust, Southern Financial Statutory Trust I, which issued $8.0 million in trust preferred securities. Each trust invested the proceeds in an equivalent amount of our junior subordinated debentures bearing an interest rate equal to the distribution rate on the respective issue of trust preferred securities. Both issuances of debentures will mature in 2030, which date may be shortened to a date not earlier than 2005 if certain conditions are met, including prior approval of the Federal Reserve. These debentures, which are the only assets of each trust, are subordinate and junior in right of payment to all of our present and future senior indebtedness. We have fully and unconditionally guaranteed each trust's obligations under the trust preferred securities.

         The debentures issued to Capital Trust I accrue interest at an annual rate of 11.0% of the aggregate liquidation amount, payable quarterly, and the debentures issued to Statutory Trust I accrue interest at an annual rate of 10.60% of the liquidation preference, payable quarterly. The quarterly distributions on each issuance of trust preferred securities are paid at the same rate that interest is paid on the corresponding debentures. Distributions to the holders of the trust preferred securities are included in interest expense, within the category entitled borrowings. Under the provisions of each issue of the debentures, we have the right to defer payment of interest on the debentures at any time, or from time to time, for periods not exceeding five years. If interest payments on either issue of the debentures are deferred, the distributions on the applicable trust preferred securities will also be deferred.

         For financial reporting purposes, the trusts are treated as our subsidiaries and consolidated in our financial statements. The trust preferred securities are presented as a separate category of long-term debt on the balance sheet. Although the trust preferred securities are not included as a component of stockholders' equity in the balance sheet, for regulatory purposes the Federal Reserve Board treats a portion of the trust preferred securities as Tier 1 capital. The treatment of the trust preferred securities as Tier 1 or Tier 2 capital, in addition to the ability to deduct the expense of the junior subordinated debentures for federal income tax purposes, provided us with a cost-effective method of raising capital to support the bank.

     Taking the underwriting discount into account, the aggregate amount of the trust preferred securities have a pretax interest cost to us of 11.05% per annum. To mitigate the negative impact of this interest cost on our consolidated net income, we invested the proceeds of the issuance of debentures in investment securities.

Supervision and Regulation

General

     We are a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and therefore are supervised and examined by the Board of Governors of the Federal Reserve System. We are also subject to Virginia laws that regulate banks and bank holding companies that are administered by the Bureau of Financial Institutions of the State Corporation Commission of Virginia. Because of the insurance on our deposits, we are also affected by rules and regulations of the Federal Deposit Insurance Corporation. We are a member of the Federal Reserve System and the Federal Home Loan Bank of Atlanta.

     The supervision, regulation and examination of us and the bank are intended primarily for the protection of depositors rather than holders of our securities.

Bank Holding Company Regulation

     We are required to file periodic reports and any additional information with the Federal Reserve. The Federal Reserve examines us and may examine our subsidiaries. The State Corporation Commission also may examine us.

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

     The activities permissible to bank holding companies and their affiliates were substantially expanded by the Gramm-Leach-Bliley Act which became effective on March 11, 2000. The Gramm-Leach-Bliley Act authorizes affiliations between commercial banks, investment banks and insurance companies and allows bank holding companies and state banks, if permitted by state law, to engage in a variety of new activities. Under the Gramm-Leach-Bliley, a bank holding company can elect to be treated as a financial holding company. A financial holding company may engage in any activity and acquire and retain any company that the Federal Reserve determines to be financial in nature. A financial holding company also may engage in any activity that is complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The Federal Reserve must consult with the Secretary of the Treasury in determining whether an activity is financial in nature or incidental to a financial activity.

     We are a legal entity separate and distinct from the bank and transactions between the bank and any of its nonbanking subsidiaries, including us, and any of our nonbanking subsidiaries, are subject to Section 23A of the Federal Reserve Act. Section 23A of the Federal Reserve Act imposes limits on such transactions. Section 23A defines "covered transactions," which include loans, and limits a bank's covered transactions with any affiliate to 10% of the bank's capital and surplus. It also requires that all of a bank's loans to an affiliate be secured by acceptable collateral, generally United States government or agency securities.

     We and the bank also are subject to Section 23B of the Federal Reserve Act, which requires that transactions between the bank and any of its affiliates be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the bank as those prevailing at the time for transactions with unaffiliated companies.

     Federal Reserve policy requires a bank holding company to act as a source of financial strength and to take measures to preserve and protect bank subsidiaries in situations where additional investments in a troubled bank may not otherwise be warranted. As a result, a bank holding company may be required to lend money to its subsidiaries in the form of capital notes or other instruments that qualify as capital under regulatory rules. Any loans from the holding company to such subsidiary banks likely will be unsecured and subordinated to such bank's depositors and perhaps to other creditors of its bank subsidiaries.

Bank Supervision

     As a Virginia bank that is a member of the Federal Reserve System, the bank is regulated and examined by the State Corporation Commission and by its primary federal regulator, the Federal Reserve. The State Corporation Commission and the Federal Reserve regulate and monitor all of the bank's operations, including reserves, loans, mortgages, payments of dividends and the establishment of branches.

         Various statutes limit the ability of the bank to pay dividends, extend credit or otherwise supply funds to usi and our nonbanking subsidiaries. Dividends from the bank are expected to constitute our major source of funds.

Regulatory Capital Requirements

     All banks and bank holding companies are required to maintain minimum levels of regulatory capital. The federal bank regulatory agencies have established substantially similar risked based and leverage capital standards for banks that they regulate. These regulatory agencies also may impose capital requirements in excess of these standards on a case-by-case basis for various reasons, including financial condition or actual or anticipated growth. Under the risk-based capital requirements of these regulatory agencies, we and the bank are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8%. At least half of the total capital is required to be tier 1 capital, which consists principally of common and certain qualifying preferred shareholders' equity, less certain intangibles and other adjustments. The remainder, tier 2 capital, consists of a limited amount of subordinated and other qualifying debt and a limited amount of the general loan loss allowance. Based upon the applicable Federal Reserve regulations, at December 31, 2001, the bank was considered to be "well capitalized."

     In addition, the federal regulatory agencies have established a minimum leverage capital ratio, Tier 1 capital divided by tangible assets. These guidelines provide for a minimum leverage capital ratio of 3% for banks and their respective holding companies that meet certain specified criteria, including that they have the highest regulatory examination rating and are not contemplating significant growth or expansion. All other institutions are expected to maintain a leverage ratio above that minimum. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

Limits on Dividends and Other Payments

     Virginia law restricts distributions of dividends to our shareholders. Our shareholders are entitled to receive dividends as declared by our board of directors. However, no distribution to our shareholders may be made if, after giving effect to the distribution, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than our total liabilities. There are similar restrictions on stock repurchases and redemptions.

     Banks have limits on all capital distributions, including cash dividends, payments to repurchase or otherwise acquire shares, payments to shareholders of another institution in a cash-out merger, and other distributions charged against capital.

     The bank may not make a capital distribution, including the payment of a dividend, if, after the distribution, it would become undercapitalized. The prior approval of the Federal Reserve is required if the total of all dividends declared by the bank in any calendar year will exceed the sum of the bank's net profits for that year and its retained net profits for the preceding two calendar years. The Federal Reserve also may limit the payment of dividends by any state member bank if it considers the payment an unsafe or unsound practice. In addition, under Virginia law no dividend may be declared or paid that would impair a Virginia chartered bank's paid-in capital. The State Corporation Commission has general authority to prohibit payment of dividends by a Virginia chartered bank if it determines that the limit is in the public interest and is necessary to ensure the bank's financial soundness.

FDIC Regulations

     The Federal Deposit Insurance Corporation Improvement Act of 1991 required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities. Each federal banking agency has issued regulations, specifying the levels at which a financial institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized," and to take certain mandatory and discretionary supervisory actions based on the capital level of the institution. Those supervisory actions become increasingly severe for banks that are undercapitalized or worse.

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

     An undercapitalized institution has a total risk-based capital ratio that is less than 8%, a Tier I risk-based capital ratio that is less than 4% or a leverage capital ratio that is less than 4% (3% in certain circumstances). Undercapitalized banks are subject to growth limits and are required to submit a capital restoration plan for approval. For a capital restoration plan to be acceptable, the bank's parent holding company must guarantee that the bank will comply with the capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of 5% of the bank's total assets at the time it became undercapitalized and the amount necessary to bring the institution into compliance with applicable capital standards. If a bank fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. If the controlling holding company fails to fulfill its obligations and files (or has filed against it) a petition under the federal Bankruptcy Code, the claim would be entitled to a priority in such bankruptcy proceeding over third-party creditors.

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

     The Federal Deposit Insurance Corporation Improvement Act also required federal banking regulators to draft standards in a number of other important areas to assure bank safety and soundness, including internal controls, information systems and internal audit systems, credit underwriting, asset growth, compensation, loan documentation and interest rate exposure. The Federal Deposit Insurance Corporation Improvement Act also required the regulators to establish maximum ratios of classified assets to capital, and minimum earnings sufficient to absorb losses without impairing capital. The legislation also contained other provisions which restricted the activities of state-chartered banks, amended various consumer banking laws, limited the ability of undercapitalized banks to borrow from the Federal Reserve's discount window and required federal banking regulators to perform annual onsite bank examinations.

Brokered Deposit Restrictions

     Institutions that are only "adequately capitalized" (as defined for purposes of the prompt corrective action rules described above) cannot accept, renew or roll over brokered deposits except with a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew, or roll over brokered deposits.

Deposit Insurance Assessments

     The bank's deposits are currently insured to a maximum of $100,000 per depositor, subject to certain aggregation rules. The FDIC has implemented a risk-related assessment system for deposit insurance premiums. All depository institutions have been assigned to one of nine risk assessment classifications based on certain capital and supervisory measures. The bank's deposits are subject to the rates of the Savings Associations Insurance Fund since it converted to a commercial bank from a federal savings bank on December 1, 1995. Based on its current risk classifications, the bank pays the minimum Savings Associations Insurance Fund assessment and Bank Insurance Fund assessments.

Community Reinvestment Act

     The Community Reinvestment Act of 1977, as amended, ("CRA") encourages banks consistent with their safe and sound operation, to help meet the credit needs for their entire communities, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community consistent with the CRA.

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

Fiscal and Monetary Policy

     Banking is a business which depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank's earnings. Thus, our earnings and growth and the earnings and growth of the bank will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits. We cannot predict the ultimate effect of the nature and timing of any changes in such policies will have on our business or on the business of our subsidiaries.

Federal Home Loan Bank System

     We are a member of the Federal Home Loan Bank System, which consists of 12 district Federal Home Loan Banks with each subject to supervision and regulation by the Federal Housing Finance Board. The Federal Home Loan Banks provide a central credit facility for member institutions. The bank, as a member of the Federal Home Loan Bank of Atlanta, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount equal to at least 1% of the aggregate principal amount of their unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of their borrowings from the Federal Home Loan Bank of Atlanta, whichever is greater. At December 31, 2001, we had an investment of $3.4 million in the stock of the Federal Home Loan Bank of Atlanta and were in compliance with these requirements.

Competition

     The banking business is highly competitive, and our profitability depends principally on our ability to compete in the market areas in which our banking operations are located. We experience substantial competition in attracting and retaining savings deposits and in lending funds. The primary factors we encounter in competing for savings deposits are convenient office locations and rates offered. Direct competition for savings deposits comes from other commercial bank and thrift institutions, money market mutual funds and corporate and government securities which may offer more attractive rates than insured depository institutions are willing to pay. The primary factors we encounter in competing for loans include, among others, interest rate and loan origination fees and the range of services offered. Competition for origination of real estate loans normally comes from other commercial banks, thrift institutions, mortgage bankers, mortgage brokers and insurance companies. We have been able to compete effectively with other financial institutions by emphasizing customer service and technology; by establishing long-term customer relationships and building customer loyalty; and by providing products and services designed to address the specific needs of our customers.

Employees

     At December 31, 2001, we had 182 full-time employees, six of whom were executive officers. Management considers its relations with its employees to be good. Neither we nor the bank are a party to any collective bargaining agreement.

Item 2.   Properties
--------------------

Offices and Other Material Properties

         We conduct business from our main office in Warrenton, Virginia and at 20 branch offices. Our headquarters are located at 37 E. Main Street, Warrenton, Virginia in an office building we lease. All of our leases are for terms of five years or more and the expiration dates range from June 2002 to September 2016, not including any optional renewal periods which may be available.

         The following table sets forth the date opened or acquired, ownership status and the total deposits, not including institutional deposits, for each of our banking locations:

                                                Date Opened                           Deposits at
                      Office Location           or Acquired    Owned or Leased     December 31, 2001
              -----------------------------------------------------------------------------------------
              Home Office:

              37 E. Main Street                   February          Leased         $            24,987
              Warrenton, VA                         1989

              Branch Offices:

              362 Elden Street                     April            Leased                      23,421
              Herndon, VA                           1986

              101 W. Washington Street            November          Leased                      14,965
              Middleburg, VA                        1987

              33 W. Piccadilly Street             November          Owned                       11,625
              Winchester, VA                        1990

              526 E. Market Street                 March            Leased                      29,562
              Leesburg, VA                          1992

              4021 University Drive              September          Owned                       16,134
              Fairfax, VA                           1993

              322 Lee Highway                      August           Leased                      29,696
              Warrenton, VA                         1994

              5245 Old Centreville Road            April            Leased                       7,459
              Herndon, VA                           1995

              13542 Minnieville Road               April            Leased                      10,646
              Woodbridge, VA                        1995

              1095 Millwood Pike                    July            Owned                        6,051
              Winchester, VA                        1996

              46910 Community Plaza                April            Leased                       3,767
              Sterling, VA                          1998

                                    Date Opened                          Deposits at
         Office Location            or Acquired   Owned or Leased     December 31, 2001
-------------------------------------------------------------------------------------------
2062 Plank Road                       January          Leased                        5,273
Fredericksburg, VA                     1999

10175 Hastings Drive                   March           Leased                        6,645
Manassas, VA                           1999

7857 Heritage Drive (1)               October          Leased                        5,860
Annandale, VA                          1999

9720 Lee Highway (1)                  October          Leased                       49,920
Fairfax, VA                            1999

527 Maple Avenue (1)                  October          Leased                       17,547
Vienna, VA                             1999

8414 Lee Highway (1)                  October          Owned                        45,588
Merrifield, VA                         1999

10693 Courthouse Road (2)            September         Leased                       23,863
Fredericksburg, VA                     2000

6354 Walker Lane (2)                 September         Leased                       20,827
Alexandria, VA                         2000

1055 Thomas Jefferson St., NW         August           Leased                       14,296
Washington, DC                         2001

300 E. Market Street                  January          Leased                          361
Charlottesville, VA                    2002

(1)  Acquired from the Horizon Bank of Virginia

(2)  Acquired from First Savings Bank of Virginia

Item 3.  Legal Proceedings
--------------------------

         We and the bank from time to time are involved in legal proceedings arising in the normal course of business. Management believes that neither we nor the bank are a party to, nor is any of our property the subject of, any material pending or threatened legal proceedings which, if determined adversely, would have a material adverse effect upon our consolidated position, results of operations or cash flows.

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

Item 6.  Selected Financial Data
--------------------------------

         The information required herein is incorporated by reference from pages 2 and 3 of the Annual Report.

Item 7.  Management's Discussion and Analysis
---------------------------------------------

         The information required herein is incorporated by reference from pages 8 through 16 of the Annual Report.

Item 7a. Quantitative and Qualitative Disclosure about Market Risk
------------------------------------------------------------------

         The information required herein is incorporated by reference from pages 13 through 15 of the Annual Report.

Item 8.  Financial Statements
-----------------------------

         The information required herein is incorporated by reference from pages 17 through 37 of the Annual Report.

Item 9.  Changes in and Disagreements With Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

         None.

PART III.
--------

Item 10. Directors, Executive Officers, Promoters and Control Persons;
----------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

         The information required herein is incorporated by reference from pages 6 through 10 of the definitive proxy statement of Southern Financial Bancorp, Inc. filed on March 22, 2002 ("Definitive Proxy Statement").

Item 11. Executive Compensation
-------------------------------

         The information required herein is incorporated by reference from pages 11 through 12 of the Definitive Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

         The information required herein is incorporated by reference from pages 8 through 10 of the Definitive Proxy Statement.

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

PART IV.
--------

Item 14. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K
---------------------------------------------------------------------------

(a) Documents filed as a part of the report:

     (1) The following is an index to the financial statements of the Registrant included in the Annual Report to Stockholders for the year ended December 31, 2001, and incorporated herein by reference in Item
          8. The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this Report, except as expressly provided herein.

                                                                                      Page(s) in
                                                                                    Annual Report
                                                                                    -------------
               Independent Auditors' Report                                               17
               Consolidated Balance Sheets:
                      December 31, 2001 and December 31, 2000                             18
               Consolidated Statements of Income:
                      Years Ended December 31, 2001, 2000 and 1999                        19
               Consolidated Statements of Comprehensive Income:

                      Years Ended December 31, 2001, 2000 and 1999                        20
               Consolidated Statements of Changes in Stockholders'
               Equity:

                      Years Ended December 31, 2001, 2000 and 1999                        21
               Consolidated Statements of Cash Flows:
                      Years Ended December 31, 2001, 2000 and 1999                        22
               Notes to Consolidated Financial Statements                                 23 - 37


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

          (9)  Voting Trust Agreement--Not applicable

          (11) Statement re Computation of Per Share Earnings--Reference is made to Note 1 and Note 15 to Financial Statements, Page 25 and Page 37, respectively, in Annual Report

          (12) Statement re Computation of Ratios--Not applicable

          (13) Pages 17-37 of the Annual Report to Stockholders for the Year Ended December 31, 2001

          (18) Letter re Change in Accounting Principles--Not applicable

          (21) Subsidiaries of the registrant:

                                                                      Percentage of Voting
                                                    Jurisdiction of   Securities Owned by
                          Name                      Incorporation           the Parent
                          ----                      -------------     --------------------
               Southern Financial Bank                 Virginia                100%
               Southern WebTech.com, Inc.              Virginia                100%
               Southern Financial Capital Trust I      Delaware                100%
               Southern Financial Statutory Trust I    Delaware                100%

               (22) Published Report Regarding Matters Submitted to Vote of
                    Security Holders--Not applicable

           (23) (a) Consent of KPMG LLP

               (24) Power of Attorney - Not applicable

               (28) Information from Reports Furnished to State Insurance
                    Regulatory Authorities - Not applicable

(b) No reports on Form 8-K were filed during the quarter ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SOUTHERN FINANCIAL BANCORP, INC.


                                    By: /s/Georgia S. Derrico
                                        ----------------------------------------
                                        Georgia S. Derrico
                                        Chairman of the Board and Chief
                                        Executive Officer

Dated:   March 29, 2002
      -----------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the dates indicated.

               Name                                       Title                               Date
-----------------------------------           -------------------------------           -----------------
/s/Georgia S. Derrico                         Director and Chairman of                    March 29, 2002
-----------------------------------                                                     -----------------
Georgia S. Derrico                            the Board and Chief
                                              Executive Officer

/s/R. Roderick Porter                         Director and President and                  March 29, 2002
-----------------------------------                                                     -----------------
R. Roderick Porter                            Chief Operating Officer

/s/David de Give                              Director and Senior Vice                    March 29, 2002
-----------------------------------                                                     -----------------
David de Give                                 President/Treasurer

/s/Patricia A. Ferrick                        Senior Vice President and                   March 29, 2002
-----------------------------------                                                     -----------------
Patricia A. Ferrick                           Chief Financial Officer


/s/William H. Lagos                           Senior Vice President/Controller            March 29, 2002
-----------------------------------                                                     -----------------
William H. Lagos                              (Principal Accounting Officer)

/s/Virginia Jenkins                           Director                                    March 29, 2002
-----------------------------------                                                     -----------------
Virginia Jenkins

/s/Neil J. Call                               Director                                    March 29, 2002
-----------------------------------                                                     -----------------
Neil J. Call

/s/Michael P. Rucker                          Director                                    March 29, 2002
-----------------------------------                                                     -----------------
Michael P. Rucker

/s/Alfonso G. Finocchiaro                     Director                                    March 29, 2002
-----------------------------------                                                     -----------------
Alfonso G. Finocchiaro

/s/Robert P. Warhurst                         Director                                    March 29, 2002
-----------------------------------                                                     -----------------
Robert P. Warhurst

/s/John C. Belotti                            Director                                    March 29, 2002
-----------------------------------                                                     -----------------
John C. Belotti

/s/Fred L. Bollerer                           Director                                    March 29, 2002
-----------------------------------                                                     -----------------
Fred L. Bollerer

/s/Richard E. Smith                           Director                                    March 29, 2002
-----------------------------------                                                     -----------------
Richard E. Smith

/s/Barbara J. Fried                           Director                                    March 29, 2002
-----------------------------------                                                     -----------------
Barbara J. Fried

                                INDEX TO EXHIBITS

                             Number and Descriptions

13       Southern Financial Bancorp, Inc.
         December 31, 2001 Annual Report to Stockholders

23 (a)   Consent of KPMG LLP