Form 10-Q
period 2002-03-31
SOUTHERN FINANCIAL BANCORP INC /VA/
filed 2002-05-14
CIK 914789

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20459


                                    FORM 10-Q

                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



For the Quarter Ended:                                    Commission File No.:
    March 31, 2002                                              0-22836



                        SOUTHERN FINANCIAL BANCORP, INC.

              Virginia                                   54-1779978
-------------------------------              -----------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)


    37 East Main Street
    Warrenton, Virginia                                    20186
---------------------------------------      -----------------------------------
(address of principal executive office)                  (Zip Code)



Registrant's Telephone Number, including area code:  (540) 349-3900



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           YES   X                                              NO _____
               ------



As of May 3, 2002, there were 4,289,387 shares of the registrant's Common Stock outstanding.

                        SOUTHERN FINANCIAL BANCORP, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                 March 31, 2002

                                TABLE OF CONTENTS
                                -----------------

                                                                          Page
                                                                         Number
                                                                         ------


PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements
                  Consolidated Balance Sheets
                  as of March 31, 2002 (Unaudited) and                         3
                  December 31, 2001

                  Consolidated Statements of Income for the
                  Three Months Ended March 31, 2002 and 2001                   4
                  (Unaudited)

                  Consolidated Statements of Comprehensive Income
                  for the Three Months Ended March 31, 2002 and                5
                  2001 (Unaudited)

                  Consolidated Statements of Cash Flows for the
                  Three Months Ended March 31, 2002 and 2001                   6
                  (Unaudited)

                  Notes to Consolidated Financial Statements
                  (Unaudited)
                                                                          7 - 11

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    12 - 16

Item 3.  Quantitative and Qualitative Disclosures about Market Risk      16 - 17

PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings                                                    18

Item 2.  Changes in Securities                                                18

Item 3.  Defaults upon Senior Securities                                      18

Item 4.  Submission of Matters to a Vote of Security Holders                  18

Item 5.  Other Information                                                    18

Item 6.  Exhibits and Reports on Form 8-K                                     18


PART III.         SIGNATURES                                                  19
---------         ----------

SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS


                                                                      March 31,
                                                                        2002                 December 31,
                                                                     (Unaudited)                 2001
                                                                 ---------------            -------------
Assets
Cash and due from banks                                          $    20,449,150               21,290,594
Overnight earning deposits                                             5,243,160                7,167,963
Investment securities - available for sale                           269,367,385              306,611,560
Loans held for sale                                                      237,500                        -
Loans receivable, net                                                442,932,676              410,973,260
Cash surrender value of life insurance                                21,408,718               16,160,787
Premises and equipment, net                                            6,755,557                6,796,246
Other assets                                                          25,397,659               15,976,548
                                                                 ---------------           --------------
     Total assets                                                $   791,791,805           $  784,976,958
                                                                 ===============           ==============

Liabilities and Stockholders' Equity
Liabilities:
Deposits                                                         $   634,933,927           $  633,325,894
Advances from Federal Home Loan Bank - short term                     46,000,000               40,500,000
Advances from Federal Home Loan Bank - long term                      15,000,000               15,000,000
Company-obligated mandatorily redeemable securities
  of subsidiary holding solely parent debentures                      13,000,000               13,000,000
Other liabilities                                                     17,976,208               18,482,865
                                                                 ---------------           --------------
     Total liabilities                                               726,910,135              720,308,759
                                                                 ---------------           --------------

Stockholders' equity:
Preferred stock                                                              136                      136
Common stock                                                              42,846                   42,846
Capital in excess of par                                              54,628,316               54,628,316
Retained earnings                                                      9,691,413                7,986,380
Accumulated other comprehensive income                                   518,959                2,010,521
                                                                 ---------------           --------------
     Total stockholders' equity                                       64,881,670               64,668,199
                                                                 ---------------           --------------
     Total liabilities and stockholders' equity                  $   791,791,805           $  784,976,958
                                                                 ===============           ==============


        The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENTS OF INCOME


                                                                           Three Months Ended
                                                                                 March 31,
                                                                        2002                2001
                                                                 ----------------------------------------
Interest Income
Loans                                                              $   8,035,356           $    7,588,501
Investment securities                                                  4,784,886                4,792,296
                                                                 ---------------           --------------
     Total interest income                                            12,820,242               12,380,797
                                                                 ---------------           --------------
Interest Expense
Deposits                                                               3,718,160                5,817,229
Borrowings                                                               972,502                1,294,486
                                                                 ---------------           --------------
     Total interest expense                                            4,690,662                7,111,715
                                                                 ---------------           --------------
     Net interest income                                               8,129,580                5,269,082

Provision for loan losses                                              1,500,000                  520,000
                                                                 ---------------           --------------
     Net interest income after provision for loan losses               6,629,580                4,749,082
                                                                 ---------------           --------------
Other Income
Account maintenance and electronic banking fees                          643,781                  558,097
Commercial service fees                                                  116,689                   67,159
Other loan fees                                                           94,619                  121,374
System maintenance and license fees                                       74,313                   60,431
Income from bank owned life insurance                                    247,931                  232,500
Gain on sale of loans                                                     99,247                  298,523
Gain (loss) on investment securities, net                               (385,474)                 218,510
Other                                                                      2,499                      100
                                                                 ---------------           --------------
     Total other income                                                  893,605                1,556,694
                                                                 ---------------           --------------
Other expenses
Employee compensation and benefits                                     2,351,932                2,014,684
Premises, equipment and data processing                                1,221,021                1,063,733
Other                                                                    681,022                  935,362
                                                                 ---------------           --------------
     Total other expenses                                              4,253,975                4,013,779
                                                                 ---------------           --------------
     Income before income taxes                                        3,269,210                2,291,997
Provision for income taxes                                             1,041,192                  694,300
                                                                 ---------------           --------------
     Net income                                                  $     2,228,018           $    1,597,697
                                                                 ===============           ==============

Earnings per common share:
     Basic                                                       $          0.52           $         0.48
     Diluted                                                                0.50                     0.47
Dividends declared per common share                                         0.12                     0.11
Weighted average shares outstanding:
     Basic                                                             4,284,594                3,316,181
     Diluted                                                           4,465,849                3,388,571



       The accompanying notes are an integral part of these consolidated financial statements

SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                         Three Months Ended
                                                              March 31,
                                                        2002            2001
                                                  ------------------------------

Net income                                        $   2,228,018    $  1,597,697
Other comprehensive income:
Cash flow hedge:
  Unrealized holding gain/(loss)                         45,202        (488,947)
  Reclassification adjustment for net interest
   (income) expense included in net income             167,425         (18,955)
Available-for-sale securities:
  Unrealized holding gain/(loss)                     (2,892,814)      4,311,284
  Reclassification adjustment for net
   (gains)/losses included in net income                385,474        (218,510)
                                                  -------------    -------------
Other comprehensive income (loss) before tax         (2,294,713)      3,584,872
Income tax expense (benefit) related to items
   of other comprehensive income                       (803,151)      1,218,852
                                                  -------------    -------------
Other comprehensive income (loss), net of tax        (1,491,562)      2,366,020

Comprehensive income                              $     736,456    $  3,963,717
                                                  =============    =============



        The accompanying notes are an integral part of these consolidated financial statements

SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    Three Months Ended
                                                                                         March 31,
                                                                           ---------------------------------
                                                                                  2002                2001
                                                                           ---------------------------------
Cash flows from operating activities:
Net Income                                                                  $  2,228,018        $  1,597,697
Adjustments to reconcile net income to
  net cash provided by (used in) operating activities:
Depreciation and amortization                                                    382,800             349,006
Amortization of discounts or premiums on investment securities
  and loans, net                                                               1,005,485             109,043
Provision for loan losses                                                      1,500,000             520,000
Gain on sale of loans                                                            (99,247)           (298,523)
(Gain) loss on sale of securities                                                385,474            (218,510)
Accretion of deferred loan fees                                                 (355,712)           (191,762)
Loans originated - held for sale                                              (2,329,350)         (2,421,650)
Loans sold - held for sale                                                     2,126,386           2,033,054
Increase in other assets                                                      (4,220,876)           (814,012)
Increase (decrease) in other liabilities                                      (7,709,701)            310,685
                                                                           -------------        ------------
    Net cash provided by (used in) operating activities                       (7,086,723)            975,028
                                                                           -------------        ------------
Cash flows from investing activities:
Increase in loans receivable                                                 (32,207,394)        (11,806,405)
Purchase of investment securities, available-for-sale                       (125,006,063)        (91,398,314)
Sale of investment securities, available-for-sale                             96,491,307          30,405,993
Paydowns of investment securities                                             62,289,195          15,869,083
Purchase of bank owned life insurance                                         (5,000,000)                  -
Increase in premises and equipment, net                                         (277,288)           (312,117)
Increase in other equity securities                                             (675,000)         (1,244,950)
                                                                           -------------        ------------
    Net cash used in investing activities                                     (4,385,243)        (58,486,710)
                                                                           -------------        ------------
Cash flows from financing activities:
Net increase in deposits                                                       3,728,704          41,679,098
Increase in advances from FHLB - short term                                    5,500,000          21,000,000
Dividends on preferred and common stock                                         (522,985)           (364,728)
                                                                            ------------        ------------
    Net cash provided by financing activities                                  8,705,719          62,314,370
                                                                           -------------        ------------
    Net increase (decrease) in cash and cash equivalents                      (2,766,247)          4,802,688
Cash and cash equivalents, beginning of period                                28,458,557          24,516,252
                                                                           -------------        ------------
Cash and cash equivalents, end of period                                    $ 25,692,310        $ 29,318,940
                                                                            ============        ============
SUPPLEMENTAL DATA
  Cash payments for interest on deposits and borrowings                     $    892,296           1,541,582
  Cash payments for income taxes                                            $  2,200,000           1,425,000



        The accompanying notes are an integral part of these consolidated financial statements

SOUTHERN FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and, therefore, do not include all information or footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments which are, in the opinion of management, necessary for a fair presentation have been included. All adjustments are of a normal recurring nature. The results of operations for the three -month period ended March 31, 2002 are not necessarily indicative of the results of the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in Southern Financial Bancorp, Inc.'s ("Southern Financial") Annual Report and Form 10-K for the year ended December 31, 2001.

NOTE 2 - INVESTMENT SECURITIES

         The following table sets forth the investment securities portfolio as of the dates indicated:


                                                         March 31, 2002                         December 31, 2001
                                                Amortized           Estimated           Amortized           Estimated
                                                   Cost             Fair Value             Cost             Fair Value
                                                ---------           ----------          ---------           ----------
Available-for-sale securities:
Mortgage-backed securities                   $  85,235,769       $  85,384,772       $  41,493,040       $  42,336,121
Collaterized mortgage obligations              151,898,721         152,976,317         235,061,327         238,074,675
Obligations of countries and municipalities        860,184             842,269             860,660             858,701
Corporate obligations                           24,580,429          23,889,505          20,552,828          19,737,462
U.S. Treasury and agency securities                495,906             510,493             495,400             515,572
Federal Home Loan Bank stock                     4,050,000           4,050,000           3,375,000           3,375,000
Federal Reserve Bank stock                       1,229,950           1,229,950           1,229,950           1,229,950
Other equity securities                            484,079             484,079             484,079             484,079
                                             -------------       -------------       -------------       -------------
Total classified as investment securities      268,835,038         269,367,385         303,552,284         306,611,560
Corporate obligations classified as loans       22,955,627          23,596,261          36,592,310          37,213,355
                                             -------------       -------------       -------------       -------------
                                             $ 291,790,665       $ 292,963,646       $ 340,144,594       $ 343,824,915
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

NOTE 3 - DERIVATIVE FINANCIAL INSTRUMENTS

         As part of our interest rate risk management, we make extensive use of interest rate swaps. Some of them are accounted for as cash flow hedges and some are accounted for as fair value hedges in accordance with SFAS 133. Cash flow hedges are used to hedge variable interest rate assets or liabilities and fair value hedges are used to hedge fixed rate assets or liabilities.

         We use interest rate swaps that are accounted for as cash flow hedges to hedge the interest rate risk associated with pools of certificates of deposit (CD's) which reprice with changes in market interest rates. Under the terms of these interest rate swaps, we are the fixed rate payer and the floating rate receiver. The floating rate on the interest rate swaps is tied to three-month LIBOR, which approximates the issuance rate on the pool of CD's. The combination of the swaps and the issuance of the pool of CD's operates to produce long-term rate deposits. Changes in the fair value of cash flow hedges are accounted for in other comprehensive income.

          We also use interest rate swaps that are accounted for as fair value hedges to hedge the issuance of individual fixed rate CD's. Under the terms of these interest rate swaps, we are the fixed rate receiver and the floating rate payer. The floating rate on the interest rate swaps is generally tied to three-month LIBOR. The combination of the swaps and the issuance of individual CD's operates to produce long-term floating rate deposits. The terms of the CD's and the interest rate swaps mirror each other and were committed simultaneously. Changes in the fair value of the fair value hedges are accounted for in the income statement, as are changes in the fair value of the certificates of deposit.

         During the quarter ended March 31, 2002, we entered into interest rate swap agreements totaling $82.5 million in connection with the issuance of like amounts of our certificates of deposit. These interest rate swap agreements are accounted for as fair value hedges. During the quarter ended March 31, 2002, two interest rate swaps with a notional amount of $20 million were terminated with no resulting gain or loss. Total interest rate swaps outstanding as of March 31, 2002 had a notional amount of $227.5 million and an estimated fair value of ($4.9) million. Interest rate swaps accounted for as cash flow hedges had a notional amount of $20 million and an estimated fair value of ($450) thousand. Interest rate swaps accounted for as fair value hedges had a notional amount of $207.5 million and an estimated fair value of ($4.5) million. These estimated fair value amounts are offset by equal fair value amounts of the CD's that are being hedged.

         During the quarter ended March 31, 2001, we entered into interest rate swap agreements totaling $20 million in connection with the issuance of like amounts of our certificates of deposit. These interest rate swap agreements are accounted for as fair value hedges. During the quarter ended March 31, 2001, one interest rate swap with a notional amount of $10 million was terminated with no resulting gain or loss. Total interest rate swaps outstanding as of March 31, 2001 had a notional amount of $110 million and an estimated fair value of $601 thousand. Interest rate swaps accounted for as cash flow hedges had a notional amount of $20 million and an estimated fair value of ($82) thousand. Interest rate swaps accounted for as fair value hedges had a notional amount of $90 million and an estimated fair value of $683 thousand.

NOTE 4 - LOANS RECEIVABLE

       Loans receivable consist of the following:

                                                  March 31,         December 31,
                                                    2002               2001
                                              --------------      --------------
     Construction and land development
        Residential                           $  18,699,616       $  15,711,005
        Commercial                               17,789,790          13,349,270
        Other                                     3,707,220           1,734,515
     Mortgage
        Residential                              59,430,116          61,740,743
        Multifamily residential                   7,054,523                   -
        Commercial                              210,942,344         185,367,072

     Commercial and industrial                  125,848,523         133,258,498
     Consumer                                     9,255,435           9,271,808
                                              -------------       -------------
   Total loans receivable                       452,727,567         420,432,911
   Less:
        Deferred loan fees, net                   2,233,257           2,105,362
        Allowance for loan losses                 7,561,634           7,354,289
                                              -------------       -------------
   Loans receivable, net                      $ 442,932,676       $ 410,973,260
                                              =============       =============


       Corporate obligations classified as loans are included in commercial and industrial loans in the table above.

The following sets forth information regarding the allowance for loan losses:
                                                   Three Months     Three Months
                                                       Ended            Ended
                                                    3/31/2002        3/31/2001
                                                  -------------     ------------

   Allowance at beginning of period               $ 7,354,289       $ 4,921,342

   Provision for losses charged to income           1,500,000           520,000
   Charge-offs                                     (1,580,857)         (136,000)
   Recoveries                                         288,202            89,380
                                                  -----------       -----------

   Allowance at end of period                     $ 7,561,634       $ 5,394,722
                                                  ===========       ===========


The following table sets forth information regarding past due and nonperforming assets as of the periods indicated:

                                                  At March 31,   At December 31,
                                                      2002            2001
                                                --------------   ---------------
  Accruing loans 90 days
     or more delinquent                          $         -        $         -
                                                 ===========        ===========

  Nonperforming loans:
     Mortgage-residential                                  -            343,285
     Mortgage-commercial                             912,610          1,129,290
     Commercial and industrial                       964,140                  -
                                                 -----------        -----------
        Subtotal                                   1,876,750          1,472,575
                                                 -----------        -----------

  Other real estate owned                                  -                  -
                                                 -----------        -----------

  Total nonperforming assets                     $ 1,876,750        $ 1,472,575
                                                 ===========        ===========

  Nonperforming assets to total assets                  0.24%              0.19%
                                                 ===========        ===========

NOTE 5 - EARNINGS PER SHARE

       The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential dilutive common stock. Income attributable to preferred stock was $2,963 for the quarter ended March 31, 2002 and for the quarter ended March 31, 2001.

                                           For the three months ended
                                      March 31, 2002          March 31, 2001
                                 -----------------------------------------------
                                                 Per                       Per
                                                Share                     Share
                                   Shares      Amount       Shares       Amount
                                 -----------------------------------------------

Basic earnings per share         4,284,594    $  0.52     3,316,181    $  0.48
                                              =======                  =======

Effect of dilutive securities:
  Stock options                    157,082                   48,217
  Convertible preferred stock       24,173                   24,173
                                 ---------               ----------

Diluted earnings per share       4,465,849    $  0.50     3,388,571    $  0.47
                                 =========    =======    ==========    =======


NOTE 6 - NEW FINANCIAL ACCOUNTING STANDARDS

       Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (SFAS 142) was issued in June 2001. It discontinues amortization of intangible assets unless they have finite useful lives, and, instead, requires that they be tested at least annually for impairment by comparing their fair values with their recorded amounts. SFAS No. 142 also requires disclosure of the changes in the carrying amounts of goodwill from period to period, the carrying amounts of intangible assets by major intangible asset class for those subject to and not subject to amortization, and the estimated intangible asset amortization expense for the next five years. We adopted SFAS No. 142 as of January 1, 2002, and therefore, discontinued the amortization of goodwill on January 1, 2002. We have not yet evaluated impairment of goodwill under SFAS No. 142, however, we do not anticipate that an evaluation of goodwill under this statement will result in impairment of the goodwill.

         Data concerning various intangible assets is presented in the following tables:


                                                   March 31, 2002             December 31, 2001          March 31, 2001
                                          Gross Carrying  Accumulated  Gross Carrying  Accumulated  Gross Carrying  Accumulated
                                             Value       Amortization      Value      Amortization     Value       Amortization
                                        ---------------------------------------------------------------------------------------
Amortizable core deposit intangibles     $ 1,566,163     $ (248,900)   $ 1,566,163    $ (209,600)   $ 1,566,163    $ (60,900)
Amortizable other intangibles                361,300       (167,883)       442,763      (232,162)       646,734      (95,178)
Unamortizable goodwill                     1,586,651       (145,200)     1,586,651      (145,200)     1,646,651      (72,100)



        Amortization expense:                                 Core Deposit
                                                     Other     Intangibles    Goodwill
                                                ----------------------------------------
        Three months ended March 31, 2002         $ 17,184    $  39,300        $    -
        Three months ended March 31, 2001           19,083       26,100        30,900

        Estimated amortization expense:                       Core Deposit
                                                     Other     Intangibles    Goodwill
                                                ----------------------------------------
        Nine months ended December 31, 2002       $ 51,547    $  117,900       $    -

        Year ended December 31,
                          2003                    $ 20,400    $  157,200       $    -

                          2004                      20,400       157,200            -

                          2005                      20,400       157,200            -

                          2006                      20,400       157,200            -

                          2007                      20,400       157,200            -



                                                                         For the three months ended
                                                                      March 31, 2002     March 31, 2001
                                                                   -------------------------------------
        Reported net income                                             $ 2,228,018        $ 1,597,697
        Add back - goodwill amortization, net of tax                              -             30,900
                                                                   -----------------------------------
        Adjusted net income                                             $ 2,228,018        $ 1,628,597
                                                                   ===================================

        Reported basic earnings per share:                              $      0.52        $      0.48
        Add back - goodwill amortization per share, net of tax                    -               0.01
                                                                   -----------------------------------
        Adjusted basic earnings per share                               $      0.52        $      0.49
                                                                   ===================================

        Reported diluted earnings per share:                            $      0.50        $      0.47
        Add back - goodwill amortization per share, net of tax                    -               0.01
                                                                   -----------------------------------
        Adjusted diluted earnings per share                             $      0.50        $      0.48
                                                                   ===================================



         SFAS No. 143, "Accounting for Asset Retirement Obligations," was also issued in June 2001. SFAS No. 143 addresses accounting and reporting for legal obligations and related costs associated with the retirement of long-lived assets. The Statement requires that the fair value of the liability for an asset retirement obligation be recognized in the period incurred if a reasonable estimate of fair value can be made. The estimated retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We have not determined the impact, if any, SFAS No. 143 will have on the company.

         SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets," was issued in October 2001. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that statement. We adopted SFAS No. 144 effective January 1, 2002, and the adoption of this standard had no impact on our financial position or results of operations.

SOUTHERN FINANCIAL BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS  OF OPERATIONS


Financial Condition
-------------------

         Total assets of Southern Financial Bancorp, Inc. ("Southern Financial") at March 31, 2002 increased to $791.8 million from $785.0 at December 31, 2001. The net increase in gross loans receivable was comprised of $57.4 million in new loan originations and net purchases of $13.3 million, offset by repayments totaling $38.5 million. Investment securities decreased to $269.4 million at March 31, 2002 from $306.6 million at December 31, 2001 due to sales of securities and prepayments, which more than offset purchases. During the quarter two other investments were made which are not included in earning assets. These included the purchase of $5 million in bank owned life insurance and a $6.7 million investment in a low income housing partnership which is expected to provide tax credits to us over the next ten years.

Results of Operations
---------------------

         Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings. Operating results are also affected by the level of our noninterest income, including income or loss from the sale of loans and fees and service charges on deposit accounts, and by the level of our operating expenses, including compensation, premises and equipment and income taxes.

         The following table presents, for the periods indicated, average balances of and weighted average yields on interest-earning assets and average balances of and weighted average effective rates paid on interest-bearing liabilities. Calculations have been made utilizing daily average balances, and the effect of the interest rate swaps is reflected in the average rate on deposits. Loan balances do not include non-accrual loans.


                                                                                Three Months Ended March 31,
                                                     -------------------------------------------------------------------------------
                                                                        2002                                     2001
                                                     ----------------------------------------   ------------------------------------
                                                        Average       Interest      Average       Average      Interest    Average
                                                      Outstanding      Earned/     Yield/Rate   Outstanding    Earned/    Yield/Rate
                                                        Balance         Paid          Rate        Balance        Paid        Rate
                                                     --------------   ----------  -----------   ------------   --------   ---------
                                                                                        ($ in thousands)
Assets:
     Interest-earning assets:
         Loans                                         $ 421,969      $ 8,035       7.66  %       $ 320,980     $ 7,589      9.40 %
         Securities                                      326,669        4,753       5.82            258,821       4,739      7.32
         Investments                                       7,993           32       1.58              3,743          53      5.75
                                                     ------------     --------                 ------------     -------
             Total interest-earning assets               756,631       12,820       6.78  %         583,544      12,381      8.49 %
         Less allowance for loan losses                    7,758                                      5,065
                                                     ------------                              ------------
             Total interest-earning assets, net of
               allowance                                 748,873                                    578,479
     Noninterest-earning assets:
         Bank owned life insurance                        18,017                                     15,298
         Other noninterest-earning assets                 37,848                                     51,868
                                                     ------------                              ------------
               Total assets                            $ 804,738                                  $ 645,645
                                                     ============                              ============

Liabilities and Stockholders' Equity:
     Interest-bearing liabilities:
         Interest-bearing demand deposits               $ 35,168      $   101       1.16  %        $ 30,802     $    99      1.31 %
         Savings and money market accounts                93,057          378       1.65             73,758         751      4.13
         Time deposits                                   429,545        3,239       3.06            334,551       4,967      6.02
         Other borrowings                                 92,860          614       2.65             65,204         937      5.83
         Company-obligated mandatorily
           redeemable 11.0% preferred securities
           of Southern Financial Capital Trust I           5,000          143      11.44              5,000         143     11.44
         Company-obligated mandatorily
           redeemable 10.60% preferred securities
           of Southern Financial Statutory Trust I         8,000          215      10.74              8,000         215     10.74
                                                     ------------     --------                 ------------     -------
     Total interest-bearing liabilities                  663,630        4,690       2.83  %         517,315       7,112      5.50 %
     Noninterest-bearing liabilities:
         Demand deposits                                  66,012                                     64,323
         Other liabilities                                 9,850                                     23,144
                                                     ------------                              ------------
               Total liabilities                         739,492                                    604,782
     Stockholders' equity                                 65,246                                     40,863
                                                     ------------                              ------------
         Total liabilities and stockholder' equity     $ 804,738                                  $ 645,645
                                                     ============                              ============

     Net interest income                                              $ 8,130                                   $ 5,269
                                                                      ========                                  =======
     Net interest spread                                                            3.95  %                              2.99  %
     Net interest margin                                                            4.30  %                              3.61  %


         The following table presents information regarding changes in interest income and interest expense for the periods indicated for each major category of interest-earning asset and interest-bearing liability which distinguishes between the changes attributable to changes in volume (changes in volume multiplied by old rate) and changes in rate (changes in rate multiplied by old volume). The dollar amount of changes in interest income and interest expense attributable to changes in rate/volume (change in rate multiplied by change in volume) have been allocated between rate and volume variances based on the percentage relationship of such variances to each other.

                                                    The Three Months Ended
                                                       March 31, 2002
                                                         Compared to
                                                    The Three Months Ended
                                                         March 31, 2001
                                          --------------------------------------
                                            Increase (Decrease) Due to Change in
                                          --------------------------------------
                                            Volume        Rate           Total
                                          --------------------------------------
                                                    ($ in thousands)
Interest-earning assets:
    Loans                                    2,039     $ (1,593)          446
    Securities and investments               1,157       (1,164)           (7)
                                          --------     --------      --------
        Total increase (decrease) in
          interest income                    3,196       (2,757)          439
                                          --------     --------      --------
Interest-bearing liabilities:
    Interest-bearing deposits                1,325       (3,424)       (2,099)
    Other borrowings                           303         (625)         (322)
                                          --------     --------      --------
        Total increase (decrease) in
          interest expense                   1,628       (4,049)       (2,421)
                                          --------     --------      --------
Increase in net interest income            $ 1,568     $  1,292      $  2,860
                                          ========     ========      ========

         Our net income was $2.2 million for the three months ended March 31, 2002, an increase of 39.5% over the $1.6 million earned during the quarter ended March 31, 2001. The increase in net income was primarily due to growth in interest-earning assets and increased fee income offset by a higher loan loss provision, net losses on sales of investment securities, and increased operating expenses.

         Net interest income before provision for loan losses for the quarter was $8.1 million, an increase of 54.3% over the same quarter in the prior year. The increase in net interest income was primarily due to growth in earning assets resulting from loan originations and purchases, and an improved margin. Average earning assets increased 29.7% to $757 million for the quarter ended March 31, 2002 compared with 2001. Gross loans receivable increased $32.2 million, or 7.7%, over the December 31, 2001 balance due to loan originations and purchases during the quarter. Conversely, investment securities decreased $37.2 million, or 12.2% compared with December 31, 2001 due to security repayments and sales. Deposits and borrowings combined with proceeds from investment security repayments and sales funded the loan growth.

         The net interest margin was 4.30% and 3.61% for the quarters ended March 31, 2002 and 2001, respectively, as the ratio of average investment securities to loans declined to 77% compared with the prior year when it was 81%. The continued reduction in the cost of funds also contributed to the improved margin. The cost of funds declined to 2.83% from 5.50% for the quarters ended March 31, 2002 and 2001, respectively. The yield on earning assets only declined to 6.78% from 8.49% during the same periods.

         The provision for loan losses for the quarter ended March 31, 2002 was $1.5 million, an increase when compared to the first quarter of 2001, when it was $520 thousand, but a decrease from the fourth quarter 2001 provision of $2.1 million. The higher provision compared with the first quarter of 2001 was the result of loan growth, the refined methodology of estimating our allowance for loan losses implemented during the fourth quarter of 2001, and higher charge-offs during the quarter. During the quarter ended March 31, 2002, annualized net charge-offs were 1.23% of average loans, or $1.3 million, higher relative to prior quarters, due to deterioration of a few isolated credits. The ratio of allowance to loans receivable outstanding at March 31, 2002 was 1.68% compared with March 31, 2001, when it was 1.63%. At March 31, 2002, the ratio of nonperforming assets to total assets was .24% and the allowance to nonperforming assets ratio was 402.9% compared with March 31, 2001, when these ratios were ..29% and 278.2%, respectively. The improvement in both measurements indicates continued sound asset quality. We continue to monitor the loan portfolio and make charge-offs we deem appropriate, particularly given the uncertainty in the U.S. economy. Due to the uncertainty of risks in the loan portfolio, management's judgement of the amount of the allowance necessary to absorb loan losses is approximate; however, management believes that the allowance for loan losses at March 31, 2002 is adequate to absorb known and inherent losses in the loan portfolio at that date.

         Total other income decreased from $1.6 million to $894 thousand for the quarters ended March 31, 2002 and 2001, respectively. During the first quarter of 2002, we sold investment securities totaling $96.5 million, generating net losses of $385 thousand. During the first quarter of 2001, net gains from security sales totaled $219 thousand and gains on sales of SBA loans totaled $252 thousand. Excluding these net gains and losses from sales of investment securities, and gains on sales of SBA loans, other income increased to $1.3 million in 2002 from $1.1 million in 2001. Areas of increase included account maintenance and electronic banking fees, fees generated from commercial service products including lockbox fees, and system maintenance fees generated from Southern WebTech.com, the wholly-owned bank software development company. Additionally, income from bank owned life insurance increased as a result of an additional investment of $5 million made during the first quarter of 2002.

         Total other expenses for the quarter were $4.3 million, an increase of 6.0% when compared to the first quarter of 2001. Employee compensation accounted for most of the increase and was primarily due to normal pay increases and a larger employee base resulting from the new Georgetown branch and the loan production office in Charlottesville. The efficiency ratio, the ratio of non-interest expenses before amortization of intangibles divided by net interest income and non-interest income less gains on securities and non-recurring items, was 44.6% for the quarter ended March 31, 2002, an improvement compared with 62.0% for the quarter ended March 31, 2001.

Regulatory Capital Requirements
-------------------------------

         At March 31, 2002 we exceeded all regulatory capital standards.

Liquidity
---------

         The objective of our liquidity management is to assure the ability to meet our financial obligations. These obligations include the payment of deposits on demand or at maturity, the repayment of borrowings at maturity, and the ability to fund loan commitments and other new business opportunities. We obtain funding from a variety of sources, including customer deposit accounts, customer certificates of deposit and payments on our loans and investments. Historically, our level of core deposits has been insufficient to fully fund our lending activities. Therefore, we must seek funding from additional sources, including brokered certificates of deposit, available-for-sale investment securities, lines of credit from the Federal Home Loan Bank of Atlanta and reverse repurchase agreement borrowings from approved securities dealers. In addition, we use derivative products such as interest rate swaps to enhance our liquidity through the issuance of long-term liabilities to match with our long-term assets. We also enhance our liquidity by monitoring unfunded loan commitments, which reduces unexpected funding requirements.

         During the three months ended March 31, 2002, we funded our financial obligations with deposits, borrowings from the Federal Home Loan Bank of Atlanta, and sales of investment securities. At March 31, 2002, we had $47.2 million of unfunded lines of credit and undisbursed construction loan funds of $28.2 million. Approved loan commitments were $13.3 million at March 31, 2002. It is anticipated that funding requirements for these commitments can be met from the normal sources of funds.

Other Significant Matters
-------------------------

         Southern Financial signed a definitive merger agreement providing for the merger of Metro-County Bank of Virginia, Inc. into Southern Financial Bank, a wholly-owned subsidiary of Southern Financial. We have agreed to pay $7.25 for each outstanding share of Metro-County's common stock. The purchase price will be paid in a combination of Southern Financial common stock and cash. The transaction is expected to close in the third quarter of 2002, and the agreement is subject to customary conditions, including shareholder and regulatory approval.

Special Note Regarding Forward-looking Information
--------------------------------------------------

         Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report and the documents incorporated herein by reference constitute "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Southern Financial, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in Southern Financial's market area, inflation, fluctuations in interest rates, changes in government regulations and competition, which will, among other things, impact demand for loans and banking services; the ability of Southern Financial to implement its business strategy; and changes in, or the failure to comply with, government regulations.

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

Item 3 - Quantitative and Qualitative Disclosure about Market Risk

         We are engaged primarily in the business of investing funds obtained from deposits and borrowings into interest-bearing loans and investments. Consequently, our earnings depend to a significant extent on our net interest income, which is the difference between the interest income on loans and investments and the interest expense on deposits and borrowing. To the extent that our interest-bearing liabilities do not reprice or mature at the same time as our interest-bearing assets, we are subject to interest rate risk and corresponding fluctuations in net interest income. We have employed asset/liability management policies that attempt to manage our interest-earning assets and interest-bearing liabilities, thereby attempting to control the volatility of net interest income, without having to incur unacceptable levels of credit or investment risk.

         We actively manage our overall exposure to changes in interest rates. In managing our funding, we first attempt to gauge the direction of interest rates, which will determine how much sensitivity we are willing to take. If rates are decreasing, we seek to fund with liabilities that reprice in the near future. If rates are rising, we attempt to do the opposite. When necessary, we will enter into interest rate swaps, financial options or forward delivery contracts for the purpose of reducing interest rate risk.

         Management uses a duration gap of equity approach to manage our interest rate risk and reviews quarterly interest sensitivity reports prepared for us by the Federal Home Loan Bank of Atlanta. This approach uses a model which generates estimates of the change in our market value of portfolio equity ("MVPE") over a range of interest rate scenarios. MVPE is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts using standard industry assumptions about estimated loan prepayment rates, reinvestment rates and deposit decay rates.

         With respect to our residential mortgage loan portfolio, it is our policy to retain those mortgage loans which have an adjustable interest rate and to sell most fixed rate mortgage loans originated into the secondary market. In addition, our commercial loans generally have rates that are tied to the prime rate, the one-year Constant Maturity Treasury ("CMT") rate as reported by the Federal Reserve Board, or the three-year CMT rate. Both of these actions help control our exposure to rising interest rates.

         The following table prepared by the Federal Home Loan Bank of Atlanta sets forth an analysis of our interest rate risk as measured by the estimated change in MVPE resulting from instantaneous and sustained parallel shifts in the yield curve (plus or minus 300 basis points, measured in 100 basis point increments) as of March 31, 2002 and December 31, 2001:

                  Sensitivity of Market Value of Portfolio Equity
                              As of March 31, 2002
                             (amounts in thousands)

                                                            Market Value of
                                                      Portfolio Equity as a % of
    Change in      Market Value of Portfolio Equity   -------------------------
  Interest Rates   --------------------------------                Portfolio
 In Basis Points              $ Change    % Change     Total         Equity
   (Rate Shock)   Amount      From Base   From Base    Assets      Book Value
--------------------------------------------------------------------------------

Up 300          $ 78,388    $ (29,026)   (27.02)%       9.90%       120.82%
Up 200            89,285      (18,129)   (16.88)       11.28        137.61
Up 100            99,976       (7,438)    (6.92)       12.63        154.09
Base             107,414            -         -        13.57        165.55
Down 100         108,959        1,545      1.44        13.76        167.93
Down 200         118,842       11,428     10.64        15.01        183.17
Down 300         132,791       25,377     23.63        16.77        204.67


                Sensitivity of Market Value of Portfolio Equity
                             As of December 31, 2001
                             (amounts in thousands)


                                                            Market Value of
                                                      Portfolio Equity as a % of
    Change in      Market Value of Portfolio Equity   -------------------------
  Interest Rates   --------------------------------                Portfolio
 In Basis Points              $ Change    % Change     Total         Equity
   (Rate Shock)   Amount      From Base   From Base    Assets      Book Value
--------------------------------------------------------------------------------

Up 300          $ 53,137     $ (29,175)  (35.44)%       6.77%        82.14%
Up 200            65,736       (16,576)  (20.14)        8.37        101.62
Up 100            77,441        (4,871)   (5.92)        9.87        119.71
Base              82,312             -      -          10.49        127.24
Down 100          83,473         1,161    (1.41)       10.63        129.04
Down 200          92,335        10,023    12.18        11.76        142.74
Down 300         103,921        21,609    26.25        13.24        160.65


         Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in MVPE requires the making of certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. Accordingly, although the MVPE table provides an indication of our interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on our worth.

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

                  Not applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

                  Not applicable

Item 5.  OTHER INFORMATION
         -----------------

                  Not applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

                  Exhibits Required
                  None

                  Reports on Form 8-K

                  No reports on Form 8-K were filed during the three months ended March 31, 2002.

SOUTHERN FINANCIAL BANCORP, INC.

Part III.  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SOUTHERN FINANCIAL BANCORP, INC.
                                          --------------------------------------
                                                    (Registrant)


        Date 5/14/2002                    /s/ Georgia S. Derrico
            ----------                    --------------------------------------
                                          Georgia S. Derrico
                                          Chairman and
                                          Chief Executive Officer
                                          (Duly Authorized Representative)

        Date 5/14/2002                    /s/ William H. Lagos
            ----------                    --------------------------------------
                                          William H. Lagos
                                          Senior Vice President and Controller
                                          Principal Accounting Officer
                                          (Duly Authorized Representative)