Form 10-Q
period 2002-06-30
SOUTHERN FINANCIAL BANCORP INC /VA/
filed 2002-08-14
CIK 914789

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20459

FORM 10-Q

Quarterly Report under Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the Quarter Ended:	Commission File No.:
June 30, 2002	0-22836

SOUTHERN FINANCIAL BANCORP, INC.

Virginia	54-1779978

(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

37 East Main Street
Warrenton, Virginia	20186

(address of principal executive office)	(Zip Code)

Registrant’s Telephone Number, including area code: (540) 349-3900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒	NO ☐

As of August 2, 2002, there were 4,310,271 shares of the registrant’s Common Stock outstanding.

SOUTHERN FINANCIAL BANCORP, INC.
QUARTERLY REPORT ON FORM 10-Q
June 30, 2002

SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	June 30, 2002 (Unaudited)	December 31, 2001

Assets
Cash and due from banks	$25,562,646	$21,290,594
Overnight earning deposits	6,771,760	7,167,963
Investment securities - available for sale	235,077,301	306,611,560
Loans receivable, net	497,740,459	410,973,260
Cash surrender value of life insurance	21,702,418	16,160,787
Premises and equipment, net	6,643,150	6,796,246
Other assets	27,638,765	15,976,548

Total assets	$821,136,499	$784,976,958

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$652,168,123	$633,325,894
Advances from Federal Home Loan Bank - short term	60,000,000	40,500,000
Advances from Federal Home Loan Bank - long term	15,000,000	15,000,000
Company-obligated mandatorily redeemable securities of subsidiary holding solely parent debentures	13,000,000	13,000,000
Other liabilities	13,200,318	18,482,865

Total liabilities	753,368,441	720,308,759

Stockholders’ equity:
Preferred stock	136	136
Common stock	42,894	42,846
Capital in excess of par	54,636,458	54,628,316
Retained earnings	11,781,752	7,986,380
Accumulated other comprehensive income	1,306,818	2,010,521

Total stockholders’ equity	67,768,058	64,668,199

Total liabilities and stockholders’ equity	$821,136,499	$784,976,958

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Interest Income
Loans	$8,355,335	$7,856,534	$16,390,691	$15,445,035
Investment securities	3,939,992	5,216,107	8,724,878	10,008,403

Total interest income	12,295,327	13,072,641	25,115,569	25,453,438

Interest Expense
Deposits	3,324,328	5,560,881	7,042,488	11,378,110
Borrowings	719,383	1,351,086	1,691,885	2,645,572

Total interest expense	4,043,711	6,911,967	8,734,373	14,023,682

Net interest income	8,251,616	6,160,674	16,381,196	11,429,756
Provision for loan losses	1,560,000	750,000	3,060,000	1,270,000

Net interest income after provision for loan losses	6,691,616	5,410,674	13,321,196	10,159,756

Other Income
Account maintenance and electronic banking fees	641,012	538,332	1,284,793	1,096,427
Commercial service fees	124,791	77,711	241,480	144,870
Other loan fees	112,897	99,700	207,516	221,075
System maintenance and license fees	58,539	59,640	132,852	120,071
Income from bank owned life insurance	293,700	232,500	541,631	465,000
Gain on sale of loans	148,460	103,800	247,707	402,323
Gain (loss) on investment securities, net	83,132	932,280	(302,342)	1,150,791
Other	767	82,424	3,266	82,524

Total other income	1,463,298	2,126,387	2,356,903	3,683,081

Other Expense
Employee compensation and benefits	2,372,728	2,289,760	4,724,660	4,304,444
Premises, equipment and data processing	1,242,337	1,059,880	2,463,358	2,123,613
Other	718,013	1,025,357	1,399,035	1,960,719

Total other expense	4,333,078	4,374,997	8,587,053	8,388,776

Income before income taxes	3,821,836	3,162,064	7,091,046	5,454,061
Provision for income taxes	1,213,808	1,004,300	2,255,000	1,698,600

Net income	$2,608,028	$2,157,764	$4,836,046	$3,755,461

Earnings per common share:
Basic	$0.61	$0.65	$1.13	$1.13
Diluted	0.58	0.63	1.08	1.10
Dividends declared per common share	0.12	0.11	0.24	0.22
Weighted average shares outstanding:
Basic	4,287,970	3,316,254	4,286,291	3,316,217
Diluted	4,506,803	3,433,329	4,485,208	3,411,790

The accompanying notes are an integral part of these consolidated financial statements

SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Net income	$2,608,028	$2,157,764	$4,836,046	$3,755,461
Other comprehensive income:
Cash flow hedge:
Unrealized holding gain/(loss)	(635,727)	92,374	(590,525)	(396,565)
Reclassification adjustment for net interest expense included in net income	170,181	44,934	337,606	25,979
Available-for-sale securities:
Unrealized holding gain/(loss)	1,760,768	(1,399,064)	(1,132,046)	2,894,017
Reclassification adjustment for net (gains)/losses included in net income	(83,132)	(950,484)	302,342	(1,150,791)

Other comprehensive income (loss) before tax	1,212,090	(2,212,240)	(1,082,623)	1,372,640
Income tax expense (benefit) related to items of other comprehensive income	424,232	(752,162)	(378,920)	466,698

Other comprehensive income (loss), net of tax	787,858	(1,460,078)	(703,703)	905,942
Comprehensive income	$3,395,886	$697,686	$4,132,343	$4,661,403

The accompanying notes are an integral part of these consolidated financial statements

SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,

	2002	2001

Cash flows from operating activities:
Net Income	$4,836,046	$3,755,461
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	764,627	737,502
(Accretion) amortization of discounts or premiums on investment securities and loans, net	2,343,172	(322,041)
Provision for loan losses	3,060,000	1,270,000
Gain on sale of loans	(247,707)	(402,323)
(Gain) loss on sale of securities	302,342	(1,150,791)
Accretion of deferred loan fees	(640,754)	(385,011)
Loans originated - held for sale	(4,461,400)	(4,431,900)
Loans sold - held for sale	4,544,824	4,358,744
(Increase) decrease in other assets	(4,041,679)	260,582
Increase (decrease) in other liabilities	(8,454,270)	29,926,965

Net cash provided by (used in) operating activities	(1,994,799)	33,617,188

Cash flows from investing activities:
Increase in loans receivable	(88,382,631)	(39,373,835)
Purchase of investment securities, available-for-sale	(130,531,211)	(226,758,183)
Sale of investment securities, available-for-sale	106,357,661	113,905,270
Paydowns of investment securities	91,878,778	70,554,954
Purchase of bank owned life insurance	(5,000,000)	—
Increase in premises and equipment, net	(481,884)	(713,764)
Increase in other equity securities	(375,000)	(2,334,654)

Net cash used in investing activities	(26,534,287)	(84,720,212)

Cash flows from financing activities:
Net increase in deposits	13,937,419	59,796,155
Increase in advances from FHLB - short term	19,500,000	24,500,000
Proceeds from issuance of common stock	8,190	8,219
Dividends on preferred and common stock	(1,040,674)	(724,701)

Net cash provided by financing activities	32,404,935	83,579,673

Net increase in cash and cash equivalents	3,875,849	32,476,649
Cash and cash equivalents, beginning of period	28,458,557	24,516,252

Cash and cash equivalents, end of period	$32,334,406	$56,992,901

SUPPLEMENTAL DATA
Cash payments for interest on deposits and borrowings, net of cash payments on interest rate swaps	$520,303	$3,889,816
Cash payments for income taxes	$4,430,000	$3,125,000

The accompanying notes are an integral part of these consolidated financial statements

SOUTHERN FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

           The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and, therefore, do not include all information or footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, all adjustments which are, in the opinion of management, necessary for a fair presentation have been included.  All adjustments are of a normal recurring nature. The results of operations for the three and six-month periods ended June 30, 2002 are not necessarily indicative of the results of the full year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in Southern Financial Bancorp, Inc.’s (“Southern Financial”) Annual Report and Form 10-K for the year ended December 31, 2001.

NOTE 2 – INVESTMENT SECURITIES

           The following table sets forth the investment securities portfolio as of the dates indicated:

	June 30, 2002		December 31, 2001
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Available-for-sale securities:
Mortgage-backed securities	$77,487,887	$78,299,666	$41,493,040	$42,336,121
Collaterized mortgage obligations	123,101,172	124,495,401	235,061,327	238,074,675
Obligations of counties and municipalities	—	—	860,660	858,701
Corporate obligations	26,612,774	26,300,292	20,552,828	19,737,462
U.S. Treasury and agency securities	496,428	517,913	495,400	515,572
Federal Home Loan Bank stock	3,750,000	3,750,000	3,375,000	3,375,000
Federal Reserve Bank stock	1,229,950	1,229,950	1,229,950	1,229,950
Other equity securities	484,079	484,079	484,079	484,079

Total classified as investment securities	233,162,290	235,077,301	303,552,284	306,611,560
Corporate obligations classified as loans	45,649,406	46,585,013	36,592,310	37,213,355

	$278,811,696	$281,662,314	$340,144,594	$343,824,915

            In December 2000, investment securities classified as held-to-maturity were transferred to the available-for-sale classification in order to provide more flexibility in managing the interest-rate risk in the investment security portfolio. Because of the transfer, Southern Financial will be unable to classify investment securities as held-to-maturity in the foreseeable future.

NOTE 3 – DERIVATIVE FINANCIAL INSTRUMENTS

           As part of our interest rate risk management, we make extensive use of interest rate swaps.  Some of them are accounted for as cash flow hedges and some are accounted for as fair value hedges in accordance with SFAS 133.  Cash flow hedges are used to hedge variable interest rate assets or liabilities and fair value hedges are used to hedge fixed rate assets or liabilities.

           We use interest rate swaps that are accounted for as cash flow hedges to hedge the interest rate risk associated with pools of certificates of deposit (CD’s) which reprice with changes in market interest rates.  Under the terms of these interest rate swaps, we are the fixed rate payer and the floating rate receiver.  The floating rate on the interest rate swaps is tied to three-month LIBOR, which approximates the issuance rate on the pool of CD’s. The combination of the swaps and the issuance of the pool of CD’s operates to produce long-term rate deposits. Changes in the fair value of cash flow hedges are accounted for in other comprehensive income.

           We also use interest rate swaps that are accounted for as fair value hedges to hedge the issuance of individual fixed rate CD’s.  Under the terms of these interest rate swaps, we are the fixed rate receiver and the floating rate payer.  The floating rate on the interest rate swaps is generally tied to three-month LIBOR.  The combination of the swaps and the issuance of individual CD’s operates to produce long-term floating rate deposits. The terms of the CD’s and the interest rate swaps mirror each other and were committed simultaneously. Changes in the fair value of the fair value hedges are accounted for in the income statement, as are changes in the fair value of the certificates of deposit.

           During the quarter ended June 30, 2002, we entered into interest rate swap agreements totaling $90 million in connection with the issuance of like amounts of our certificates of deposit. These interest rate swap agreements are accounted for as fair value hedges. During the quarter ended June 30, 2002, two interest rate swaps with a notional amount of $20 million were terminated with no resulting gain or loss.

           During the six months ended June 30, 2002, we entered into interest rate swap agreements totaling $172.5 million in connection with the issuance of like amounts of our certificates of deposit. These interest rate swap agreements are accounted for as fair value hedges. During the six months ended June 30, 2002, four interest rate swaps with a notional amount of $40 million were terminated with no resulting gain or loss. Total interest rate swaps outstanding as of June 30, 2002 had a notional amount of $297.5 million and an estimated fair value of $1.7 million.  Interest rate swaps accounted for as cash flow hedges had a notional amount of $20 million and an estimated fair value of ($888) thousand.  Interest rate swaps accounted for as fair value hedges had a notional amount of $277.5 million and an estimated fair value of $2.6 million.  These estimated fair value amounts are offset by equal fair value amounts of the CD’s that are being hedged.

           During the quarter ended June 30, 2001, we entered into interest rate swap agreements totaling $20 million in connection with the issuance of like amounts of our certificates of deposit. These interest rate swap agreements are accounted for as fair value hedges.  No interest rate swaps were terminated during the quarter ended June 30, 2001.

           During the six months ended June 30, 2001, we entered into interest rate swap agreements totaling $40 million in connection with the issuance of like amounts of our certificates of deposit. These interest rate swap agreements are accounted for as fair value hedges.  During the six months ended June 30, 2001, one interest rate swap with a notional amount of $10 million was terminated with no resulting gain or loss. Total interest rate swaps outstanding as of June 30, 2001 had a notional amount of $120 million and an estimated fair value of $840 thousand.  Interest rate swaps accounted for as cash flow hedges had a notional amount of $20 million and an estimated fair value of $44 thousand.  Interest rate swaps accounted for as fair value hedges had a notional amount of $100 million and an estimated fair value of $797 thousand.

NOTE 4 – LOANS RECEIVABLE

           Loans receivable consist of the following:

	June 30, 2002	December 31, 2001

Construction and land development
Residential	$33,178,104	$27,460,819
Commercial	31,567,297	16,849,821
Mortgage
Residential	80,874,477	61,740,743
Multifamily Residential	7,428,428	—
Commercial	213,409,722	171,851,222
Commercial and Industrial	133,473,070	133,258,498
Consumer	8,826,616	9,271,808

Total loans receivable	508,757,714	420,432,911
Less:
Deferred loan fees, net	2,394,437	2,105,362
Allowance for loan losses	8,622,818	7,354,289

Loans receivable, net	$497,740,459	$410,973,260

          Corporate obligations in the amount of $26.1 million are classified as residential mortgage loans and $20.4 million are classified as commercial and industrial loans in the table above.

          The following sets forth information regarding the allowance for loan losses:

	Six Months Ended 6/30/02	Six Months Ended 6/30/02

Allowance at beginning of period	$7,354,289	$4,921,342
Provision for losses charged to income	3,060,000	1,270,000
Charge-offs	(2,445,359)	(747,384)
Recoveries	653,888	130,051

Allowance at end of period	$8,622,818	$5,574,009

          The following table sets forth information regarding past due and nonperforming assets as of the periods indicated:

	At June 30, 2002	At December 31, 2001

Accruing Loans 90 Days or More Delinquent	$—	$—

Nonperforming Loans
Mortgage-residential	—	343,285
Mortgage-commercial	874,114	1,129,290
Commercial and industrial (1)	1,431,639	—

Subtotal	2,305,753	1,472,575

Real Estate Owned:	—	—

Total Nonperforming Assets	$2,305,753	$1,472,575

Nonperforming Assets to Total Assets (2)	0.28%	0.19%

(1)	Includes $785,687 of loans guaranteed by the Small Business Admininstration (SBA) at June 30, 2002.

(2)	The nonperforming asset ratio is 0.19% at June 30, 2002 excluding $785,687 of loans guaranteed by the SBA.

NOTE 5 – EARNINGS PER SHARE

          The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential dilutive common stock:

	For the three months ended
	June 30, 2002			June 30, 2001

	Amount	Shares	Per Share Amount	Amount	Shares	Per Share Amount

Net income	$2,608,028			$2,157,764
Preferred dividends	(2,963)			(2,963)

Basic earnings per share	$2,605,065	4,287,970	$0.61	$2,154,801	3,316,254	$0.65

Effect of dilutive securities:
Stock options		194,660			92,902
Convertible preferred stock		24,173			24,173

Diluted earnings per share	$2,608,028	4,506,803	$0.58	$2,157,764	3,433,329	$0.63

	For the six months ended
	June 30, 2002			June 30, 2001

	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

Net income	$4,836,046			$3,755,461
Preferred dividends	(5,925)			(5,925)

Basic earnings per share	$4,830,121	4,286,291	$1.13	$3,749,536	3,316,217	$1.13

Effect of dilutive securities:
Stock options		174,744			71,400
Convertible preferred stock		24,173			24,173

Diluted earnings per share	$4,836,046	4,485,208	$1.08	$3,755,461	3,411,790	$1.10

NOTE 6 – CRITICAL ACCOUNTING POLICIES

          Loans Receivable

          Interest income is accrued on loans as earned on the outstanding principal balances on the level yield method.  Nonrefundable loan fees and direct origination costs are deferred and recognized over the lives of the related loans as adjustments of yield. Accrual of interest is discontinued when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful.  Any accrued interest considered uncollectible is charged against current income.

          The allowance for loan losses is established through a provision for loan losses, which is charged to expense.  Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely.  The allowance is a current estimate of the losses inherent in the present portfolio based upon management’s evaluation of the loan portfolio.  Estimates of losses inherent in the portfolio involve the exercise of judgment and the use of assumptions.  The evaluations take into consideration such factors as changes in the nature, volume and quality of the loan portfolio, prior loss experience, level of nonperforming loans, current and anticipated general economic conditions and the value and adequacy of collateral.  Changes in the estimate of future losses may occur due to changing economic conditions and the economic conditions of borrowers.

          A loan is considered impaired when, based on all current information and events, it is probable that the Bancorp will be unable to collect all amounts due according to the contractual terms of the agreement, including all scheduled principal and interest payments.  Such impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate or, as a practical expedient, impairment may be measured based on the loan’s observable market price, or if, the loan is collateral — dependent, the fair value of the collateral.  When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.  Loans for which foreclosure is probable continue to be accounted for as loans.

          Each impaired loan is evaluated individually to determine the income recognition policy.  Generally, payments received are applied in accordance with the contractual terms of the note or as a reduction of principal.

          Derivative Financial Instruments

          As part of our interest rate risk management, we use interest rate swaps that are accounted for as both cash flow and fair value hedges in accordance with Statement of Financial Accounting Standards No. 133.  Cash flow hedges are used to hedge variable interest rate assets or liabilities and fair value hedges are used to hedge fixed rate assets or liabilities. At the inception of the hedge, the risk management objective and strategy, the hedged risk, the derivative instrument, the hedged item and how hedge effectiveness will be assessed initially and on an ongoing basis are documented.  At inception of the hedge and on an ongoing basis, the hedge must be deemed to be highly effective in hedging the hedged risk in order to qualify for hedge accounting.  Effectiveness is measured by comparing the change in LIBOR (which the interest rate swap is priced from) to the change in the rate underlying the hedged asset or liability.  If high correlation is not achieved, the hedging designation is discontinued with the change in the fair value of the interest rate swap recorded as other income or expense.  In the event that any derivative or hedged item is terminated or sold, the gain or loss on the derivative will be amortized over the remaining life of the item hedged.  Interest to be received or paid on the interest rate swaps is accrued monthly.

          We use interest rate swaps that are accounted for as cash flow hedges to hedge the issuance of pools of certificates of deposit (CD’s) which reprice with changes in market interest rates. Under the terms of these interest rate swaps, we are the fixed rate payer and the floating rate receiver. The floating rate on the interest rate swaps is tied to three-month LIBOR, which approximates the issuance rate on the pool of CD’s. The combination of the swaps and the issuance of the pool of CD’s operates to produce long-term fixed rate deposits.  The fair value of the interest rate swap is recorded in other assets in the consolidated balance sheets with changes in the fair value included in other comprehensive income.  To the extent that the hedge is not completely effective, the ineffective portion is charged or credited to other income or expense in the consolidated statements of income. The amounts recorded in other comprehensive income are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the CD’s affect earnings

          We also use interest rate swaps that are accounted for as fair value hedges to hedge the issuance of individual fixed rate CD’s.  Under the terms of these interest rate swaps, we are the fixed rate receiver and the floating rate payer. The floating rate on the interest rate swaps is generally tied to three-month LIBOR, which approximates the issuance rate on the individual CD’s. The combination of the swaps and the issuance of the individual CD’s operates to produce long-term floating rate deposits.  The terms of the CD’s and the interest rate swaps mirror each other and were committed to simultaneously.  Both the interest rate swap (included in other assets in the consolidated balance sheets) and the CD’s are recorded at fair value, with changes in fair value included in the statements of income as interest expense.

          We incorporate all items from the consolidated balance sheet as well as off-balance sheet items such as derivative items used to hedge balance sheet items in an overall assessment of its interest rate risk. All on-balance sheet items and off-balance sheet items are incorporated in a report that is generated quarterly by the Federal Home Loan Bank of Atlanta that assesses the interest rate risk in different interest rate environments. The report shows how the market value of our portfolio value of equity changes when interest rates rise or fall 1%, 2%, and 3%. The report also shows the change in net interest income in the same interest rate change scenarios.

NOTE 7 – NEW FINANCIAL ACCOUNTING STANDARDS

          Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) was issued in June 2001.  It discontinues amortization of intangible assets unless they have finite useful lives, and, instead, requires that they be tested at least annually for impairment by comparing their fair values with their recorded amounts.  SFAS No. 142 also requires disclosure of the changes in the carrying amounts of goodwill from period to period, the carrying amounts of intangible assets by major intangible asset class for those subject to and not subject to amortization, and the estimated intangible asset amortization expense for the next five years.  We adopted SFAS No. 142 as of January 1, 2002, and therefore, discontinued the amortization of goodwill on January 1, 2002.  We have evaluated impairment of goodwill under SFAS No.

142, and we have determined there is no impairment of the goodwill.

          Data concerning various intangible assets is presented in the following tables:

	June 30, 2002		December 31, 2001		June 30, 2001
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization

Amortizable core deposit intangibles	$1,566,163	$(288,200)	$1,566,163	$(209,600)	$1,566,163	$(131,000)
Amortizable other intangibles	361,300	(185,067)	442,763	(232,162)	695,434	(114,261)
Unamortizable goodwill	1,586,651	(145,200)	1,586,651	(145,200)	1,646,651	(92,000)

Amortization expense:	Other	Core Deposit Intangibles	Goodwill

Three months ended June 30, 2002	$17,184	$39,300	$—
Three months ended June 30, 2001	19,083	70,100	19,900
Six months ended June 30, 2002	34,368	78,600	—
Six months ended June 30, 2001	38,166	96,200	50,800

Estimated amortization expense:	Other	Core Deposit Intangibles	Goodwill

Six months ended December 31, 2002	$34,368	$78,600	$—
Year ended December 31,
2003	$20,400	$157,200	$—
2004	20,400	157,200	—
2005	20,400	157,200	—
2006	20,400	157,200	—
2007	20,400	157,200	—
	For the three months ended		For the six months ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Reported net income	$2,608,028	$2,157,764	$4,836,046	$3,755,461
Add back - goodwill amortization, net of tax	—	19,900	—	50,800

Adjusted net income	$2,608,028	$2,177,664	$4,836,046	$3,806,261

Reported basic earnings per share:	$0.61	$0.65	$1.13	$1.13
Add back - goodwill amortization per share, net of tax	—	0.01	—	0.02

Adjusted basic earnings per share	$0.61	$0.66	$1.13	$1.15

Reported diluted earnings per share:	$0.58	$0.63	$1.08	$1.10
Add back - goodwill amortization per share, net of tax	—	0.01	—	0.01

Adjusted diluted earnings per share	$0.58	$0.64	$1.08	$1.11

          SFAS No. 143, “Accounting for Asset Retirement Obligations,” was also issued in June 2001.  SFAS No. 143 addresses accounting and reporting for legal obligations and related costs associated with the retirement of long-lived assets.  The Statement requires that the fair value of the liability for an asset retirement obligation be recognized in the period incurred if a reasonable estimate of fair value can be made.  The estimated retirement costs are capitalized as part of the carrying amount of the long-lived asset.  SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.  We have not determined the impact, if any, SFAS No. 143 will have on the company.

          The FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002, which is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4 and SFAS No. 64, which required that all gains and losses from extinguishment of debt be aggregated, and if material, classified as an extraordinary item. As a result, gains and losses from debt extinguishment are to be classified as extraordinary only if they meet the criteria set forth in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 145 also requires that sale-leaseback accounting be used for capital lease modifications with economic effects similar to sale-leaseback transactions. We do not expect implementation to have a significant effect on our results of operations.

          In July 2002, the FASB issued SFAS No. 146, Accounting for Restructuring Costs.  SFAS No. 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require a company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS No. 146, a company may not restate its previously issued financial statements and the new Statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3.

SOUTHERN FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS  OF OPERATIONS

Financial Condition

          Total assets of Southern Financial Bancorp, Inc. (“Southern Financial”) at June 30, 2002 increased to $821.1 million from $785.0 at December 31, 2001. Gross loans receivable increased $88.3 million, or 21.0%, during the six months ended June 30, 2002.  $49.0 million of the growth in loans receivable consisted of commercial and multifamily mortgage loans. Residential mortgage loans increased by $19.1 million due to a group loan purchase totaling $26.9 million during the quarter ended June 30, 2002.  Investment securities decreased to $235.1 million at June 30, 2002 from $306.6 million at December 31, 2001 due to sales of securities and prepayments, which more than offset purchases.  During the six months ended June 30, 2002, two other investments were made which are not included in earning assets.  These included the purchase of $5 million in bank owned life insurance and a $6.7 million investment in a low income housing partnership which is expected to provide tax credits to us over the next ten years.  Deposits and borrowings combined with proceeds from investment security repayments and sales funded the loan growth.

Results of Operations

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

	Six Months Ended June 30,

	2002			2001

	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/Rat

	($ in thousands)
Assets:
Interest-earning assets:
Loans	$446,734	$16,390	7.34%	$336,615	$15,445	9.23%
Securities	285,789	8,671	6.07	268,486	9,883	7.36
Investments	8,151	54	1.32	5,327	126	4.69

Total interest-earning assets	740,674	25,115	6.78%	610,428	25,454	8.34%
Less allowance for loan losses	7,915			5,248

Total interest-earning assets, net of allowance	732,759			605,180
Noninterest-earning assets:
Bank owned life insurance	19,774			15,415
Other noninterest-earning assets	35,522			46,891

Total assets	$788,055			$667,486

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$35,820	$199	1.11%	$31,409	$194	1.25%
Savings and money market accounts	91,280	736	1.61	79,210	1,409	3.59
Time deposits	438,228	6,107	2.79	345,588	9,775	5.70
Other borrowings	67,240	976	2.90	71,837	1,930	5.34
Company-obligated mandatorily redeemable 11.0% preferred securities of Southern Financial Capital Trust I	5,000	286	11.44	5,000	286	11.44
Company-obligated mandatorily redeemable 10.60% preferred securities of Southern Financial Statutory Trust I	8,000	430	10.74	8,000	430	10.74

Total interest-bearing liabilities	645,568	8,734	2.71%	541,044	14,024	5.18%
Noninterest-bearing liabilities:
Demand deposits	66,842			61,861
Other liabilities	10,256			22,202

Total liabilities	722,666			625,107
Stockholders’ equity	65,389			42,379

Total liabilities and stockholder’ equity	$788,055			$667,486

Net interest income		$16,381			$11,430
Net interest spread			4.07%			3.16%
Net interest margin			4.42%			3.74%

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

	For The Six Months Ended June 30, 2002 Versus June 30, 2001

	Volume	Rate	Net

	($in thousands)
Interest income
Loans receivable	$4,495	$(3,549)	$946
Investments	695	(1,979)	(1,284)

Total interest income	5,190	(5,528)	(338)

Interest expense
Interest-bearing deposits	2,285	(6,620)	(4,335)
Borrowings	(136)	(818)	(954)

Total interest expense	2,149	(7,438)	(5,289)

Net interest income	3,041	1,910	4,951

          Our net income was $2.6 million for the three months ended June 30, 2002, an increase of 20.9% over the $2.2 million earned during the quarter ended June 30, 2001.  Diluted earnings per share decreased from $.63 to $.58 primarily because of the secondary common share offering in October 2001 in which an additional 862,500 shares were issued. The increase in net income was primarily due to growth in interest-earning assets and increased fee income offset by a higher loan loss provision and a decrease in net gains on sales of investment securities.

          Net income for the six months ended June 30, 2002 and 2001 was $4.8 million and $3.8 million, respectively, and increase of 28.8%. The increase in net income was primarily due to growth in interest-earning assets and increased fee income offset by a higher loan loss provision and a decrease in net gains on sales of investment securities.

          Net interest income before provision for loan losses for the quarter was $8.3 million, an increase of 33.9% over the same quarter in the prior year.   The increase in net interest income was primarily due to growth in earning assets resulting from loan originations and purchases, and an improved margin.  Average earning assets increased 13.2% to $721 million for the quarter ended June 30, 2002 compared with 2001.  The net interest margin was 4.58% and 3.87% for the quarters ended June 30, 2002 and 2001, respectively, as the ratio of average investment securities to loans declined to 52.3% compared with the prior year when it was 79.0%.  The continued reduction in the cost of funds also contributed to the improved margin.  The cost of funds declined to 2.58% from 4.94% for the quarters ended June 30, 2002 and 2001, respectively.  The yield on earning assets only declined to 6.82% from 8.20% during the same periods.

          Net interest income before provision for loan losses for the six months ended June 30, 2002 was $16.4 million, an increase of 43.3% over the same period last year.   The increase in net interest income was primarily due to growth in earning assets resulting from loan originations and purchases, and an improved margin.  Average earning assets increased 21.3% to $740.7 million for the six months ended June 30, 2002 compared with 2001.  The net interest margin was 4.42% and 3.74% for the six-month periods ended June 30, 2002 and 2001, respectively, as the ratio of average investment securities to loans declined to 64.0% compared with the prior year when it was 80.0%.  The continued reduction in the cost of funds also contributed to the improved margin.  The cost of funds declined to 2.71% from 5.18% for the six-month periods ended June 30, 2002 and 2001, respectively.  The yield on earning assets only declined to 6.78% from 8.34% during the same periods.

          The provision for loan losses for the quarter ended June 30, 2002 was $1.6 million, an increase when compared to the second quarter of 2001, when it was $750 thousand. The higher provision compared with the second quarter of 2001 was the result of loan growth and the refined methodology of estimating our allowance for loan losses implemented during the fourth quarter of 2001. During the quarters ended June 30, 2002 and 2001, net charge-offs were .43% of average loans, or $499 thousand, compared with .65%, or $571 thousand, respectively.  The ratio of allowance to loans receivable outstanding at June 30, 2002 was 1.70% compared with June 30, 2001, when it was 1.55% and December 31, 2001 when it was 1.76%.

At June 30, 2002, the ratio of nonperforming assets to total assets was .19% and the allowance to nonperforming assets ratio was 567.3% compared with June 30, 2001, when these ratios were .24% and 323.5%, respectively.  The improvement in both measurements indicates continued sound asset quality as the loan portfolio grows.   We continue to monitor the loan portfolio and make charge-offs we deem appropriate, particularly given the uncertainty in the U.S. economy.  Due to the uncertainty of risks in the loan portfolio, management’s judgement of the amount of the allowance necessary to absorb loan losses is approximate; however, management believes that the allowance for loan losses at June 30, 2002 is adequate to absorb known and inherent losses in the loan portfolio at that date.

          Total other income decreased to $1.5 million from $2.1 million for the quarters ended June 30, 2002 and 2001, respectively.  During the second quarters of 2002 and 2001, respectively, we recognized net securities gains totaling $83 thousand and $932 thousand.  Excluding these net gains from sales of investment securities and non-recurring items, other income increased to $1.4 million from $1.1 million for the quarters ended June 30, 2002 and 2001, respectively. Areas of increase included account maintenance and electronic banking fees, fees generated from commercial service products including lockbox fees, and income from bank owned life insurance as a result of an additional investment of $5 million made during the first quarter of 2002.

          Total other expenses for the quarter were $4.3 million, a decrease of approximately 1% when compared to the second quarter of 2001.  While employee compensation, premises and equipment, and data processing expenses increased slightly to support the franchise growth, other expenses decreased due to a decrease in goodwill amortization associated with the implementation of SFAS No. 142, and costs associated with litigation in the prior year which has since been settled.  The efficiency ratio, the ratio of non-interest expenses before amortization of intangibles divided by net interest income and non-interest income less gains on securities and non-recurring items, was 44.6% for the quarter ended June 30, 2002, an improvement compared with 59.1% for the quarter ended June 30, 2001.

Regulatory Capital Requirements

          At June 30, 2002 we exceeded all regulatory capital standards.

Liquidity

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

          During the six months ended June 30, 2002, we funded our financial obligations with deposits, borrowings from the Federal Home Loan Bank of Atlanta, and sales of investment securities. At June 30, 2002, we had $47.0 million of unfunded lines of credit and undisbursed construction loan funds of $37.4 million. Approved loan commitments were $11.5 million at June 30, 2002. It is anticipated that funding requirements for these commitments can be met from the normal sources of funds.

Other Significant Matters

          Southern Financial signed a definitive merger agreement providing for the merger of Metro-County Bank of Virginia, Inc. into Southern Financial Bank, a wholly-owned subsidiary of Southern Financial.  We have agreed to pay $7.25 for each outstanding share of Metro-County’s common stock.  The purchase price will be paid in a combination of Southern Financial common stock and cash.  The transaction is expected to close in the third quarter of 2002, and the agreement is subject to customary conditions, including shareholder and regulatory approval.

Special Note Regarding Forward-looking Information

          Certain statements under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report and the documents incorporated herein by reference constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Southern Financial, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following: general economic and business conditions in Southern Financial’s market area, inflation, fluctuations in interest rates, changes in government regulations and competition, which will, among other things, impact demand for loans and banking services; the ability of Southern Financial to implement its business strategy; and changes in, or the failure to comply with, government regulations.

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

Item 3 – Quantitative and Qualitative Disclosure about Market Risk

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

          Management uses a duration gap of equity approach to manage our interest rate risk and reviews quarterly interest sensitivity reports prepared for us by the Federal Home Loan Bank of Atlanta.  This approach uses a model which generates estimates of the change in our market value of portfolio equity (“MVPE”) over a range of interest rate scenarios.  MVPE is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts using standard industry assumptions about estimated loan prepayment rates, reinvestment rates and deposit decay rates.

          With respect to our residential mortgage loan portfolio, it is our policy to retain those mortgage loans which have an adjustable interest rate and to sell most fixed rate mortgage loans originated into the secondary market. In addition, our commercial loans generally have rates that are tied to the prime rate, the one-year Constant Maturity Treasury (“CMT”) rate as reported by the Federal Reserve Board, or the three-year CMT rate.  Both of these actions help control our exposure to rising interest rates.

          The following table prepared by the Federal Home Loan Bank of Atlanta sets forth an analysis of our interest rate risk as measured by the estimated change in MVPE resulting from instantaneous and sustained parallel shifts in the yield curve (plus or minus 300 basis points, measured in 100 basis point increments) as of June 30, 2002 and December 31, 2001:

Sensitivity of Market Value of Portfolio Equity As of June 30, 2002 (amounts in thousands)

Change in	Market Value of Portfolio Equity			Market Value of Portfolio Equity as a %
Interest Rates In Basis Points (Rate Shock)	Amount	$ Change From Base	% Change From Base	Total Assets	Portfolio Equity Book Value

Up 300	$63,222	$(13,855)	(17.98)%	7.70%	93.29%
Up 200	68,789	(8,288)	(10.75)	8.38	101.51
Up 100	71,994	(5,083)	(6.59)	8.77	106.23
Base	77,077	—	—	9.39	113.73
Down 100	66,358	(10,719)	(13.91)	8.08	97.92
Down 200	75,261	(1,816)	(2.36)	9.17	111.06
Down 300	87,511	10,434	13.54	10.66	129.13

Sensitivity of Market Value of Portfolio Equity As of December 31, 2001 (amounts in thousands)

	Market Value of Portfolio Equity			Market Value of Portfolio Equity as a of
Change in Interest Rates In Basis Points (Rate Shock)	Amount	$ Change From Base	% Change From Base	Total Assets	Portfolio Equity Book Value

Up 300	$53,137	$(29,175)	(35.44)%	6.77%	82.14%
Up 200	65,736	(16,576)	(20.14)	8.37	101.62
Up 100	77,441	(4,871)	(5.92)	9.87	119.71
Base	82,312	—	—	10.49	127.24
Down 100	83,473	1,161	(1.41)	10.63	129.04
Down 200	92,335	10,023	12.18	11.76	142.74
Down 300	103,921	21,609	26.25	13.24	160.65

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

Item 2.	CHANGES IN SECURITIES

Not applicable

Item 3.;	DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on April 25, 2002 at 2:00 p.m. at the Fauquier Springs Country Club, Springs Road, Warrenton, Virginia. The following is a summary of items voted upon at the meeting:

1.	The following Directors were elected to serve three year terms expiring in the year 2005:
Alphonso G. Finocchiaro (3,449,554 for; 57,912 against)
Virginia Jenkins (3,446,810 for; 60,656 against)
Michael P. Rucker (3,504,104 for; 3,362 against)
Robert P. Warhurst (3,449,645 for; 7,821 against)

2.	A proposal to increase the number of authorized shares of Common stock from 5,000,000 to 20,000,000 was approved by the following vote: for 3,316,728; against 180,002; abstain 10,736

3.	The appointment of KPMG LLP as independent auditors for the year ending December 31, 2002 was approved by the following vote: For 3,501,399; Against 3,341; Abstain 2,726

Item 5.	OTHER INFORMATION

Not applicable

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

Exhibits Required
99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

Reports on Form 8-K
We filed a report on Form 8-K on April 25, 2002 to file a copy of our press release dated April 25, 2002 announcing the merger agreement with Metro-County Bank of Virginia.

SOUTHERN FINANCIAL BANCORP, INC.

Part III.  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN FINANCIAL BANCORP, INC.

(Registrant)

Date	8/14/02	s/s Georgia S. Derrico

Georgia S. Derrico
Chairman and
Chief Executive Officer
(Duly Authorized Representative)

Date	8/14/02	s/s William H. Lagos

William H. Lagos
Senior Vice President and Controller
Principal Accounting Officer
(Duly Authorized Representative)

Exhibit Rider

(a)	Exhibits:

	Exhibit Number	Description
	3.1	Articles of Incorporation of Southern Financial Bancorp, Inc., as amended.

99.1
Certification of Chief Executive Officer, Chief Financial Officer, Controller and Assistant Controller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K