Form 10-Q
period 2002-09-30
SOUTHERN FINANCIAL BANCORP INC /VA/
filed 2002-11-15
CIK 914789

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20459

FORM 10-Q

Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarter Ended: September 30, 2002	Commission File No.: 0-22836

SOUTHERN FINANCIAL BANCORP, INC.

Virginia	54-1779978

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

37 East Main Street Warrenton, Virginia	20186

(address of principal executive office)	(Zip Code)

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

As of October 31, 2002, there were 4,700,092 shares of the registrant’s Common Stock outstanding.

SOUTHERN FINANCIAL BANCORP, INC.
QUARTERLY REPORT ON FORM 10-Q
September 30, 2002

SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	September 30, 2002 (Unaudited)	December 31, 2001

Assets
Cash and due from banks	$32,094,593	$21,290,594
Overnight earning deposits	6,577,279	7,167,963
Investment securities - available for sale	238,255,994	306,611,560
Loans receivable, net	594,952,864	410,973,260
Cash surrender value of life insurance	21,994,918	16,160,787
Premises and equipment, net	8,100,957	6,796,246
Other assets	47,362,877	15,976,548

Total assets	$949,339,482	$784,976,958

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$804,008,003	$633,325,894
Advances from Federal Home Loan Bank - short term	17,000,000	40,500,000
Advances from Federal Home Loan Bank - long term	15,000,000	15,000,000
Company-obligated mandatorily redeemable securities of subsidiary holding solely parent debentures	13,000,000	13,000,000
Securities sold under agreements to repurchase	5,682,320	—
Other liabilities	14,564,644	18,482,865

Total liabilities	869,254,967	720,308,759

Stockholders’ equity:
Preferred stock	129	136
Common stock	46,943	42,846
Capital in excess of par	65,254,591	54,628,316
Retained earnings	13,815,865	7,986,380
Accumulated other comprehensive income	966,987	2,010,521

Total stockholders’ equity	80,084,515	64,668,199

Total liabilities and stockholders’ equity	$949,339,482	$784,976,958

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Interest Income
Loans	$9,698,587	$7,750,290	$26,089,278	$23,195,325
Investment securities	2,940,438	6,537,908	11,665,316	16,546,311

Total interest income	12,639,025	14,288,198	37,754,594	39,741,636

Interest Expense
Deposits	3,746,707	5,430,455	10,789,195	16,808,565
Borrowings	732,076	1,609,473	2,423,961	4,255,045

Total interest expense	4,478,783	7,039,928	13,213,156	21,063,610

Net interest income	8,160,242	7,248,270	24,541,438	18,678,026
Provision for loan losses	950,000	1,150,000	4,010,000	2,420,000

Net interest income after provision for loan losses	7,210,242	6,098,270	20,531,438	16,258,026

Other Income
Account maintenance and electronic banking fees	674,906	540,633	1,959,699	1,637,060
Commercial service fees	150,073	82,024	391,553	226,894
Other loan fees	89,157	91,119	296,673	312,194
System maintenance and license fees	43,455	50,900	176,307	170,971
Income from bank owned life insurance	292,500	232,500	834,131	697,500
Gain on sale of loans	217,093	110,400	464,800	512,723
Gain (loss) on investment securities, net	(103,018)	362,879	(405,360)	1,513,670
Other income (loss)	(15,515)	42,745	(12,249)	125,269

Total other income	1,348,651	1,513,200	3,705,554	5,196,281

Other Expense
Employee compensation and benefits	2,556,605	2,098,105	7,281,265	6,402,549
Premises, equipment and data processing	1,361,951	1,139,338	3,825,309	3,262,951
Other	718,732	1,034,776	2,117,767	2,995,495

Total other expense	4,637,288	4,272,219	13,224,341	12,660,995

Income before income taxes	3,921,605	3,339,251	11,012,651	8,793,312
Provision for income taxes	1,246,400	1,061,900	3,501,400	2,760,500

Net income	$2,675,205	$2,277,351	$7,511,251	$6,032,812

Earnings per common share:
Basic	$0.60	$0.68	$1.72	$1.82
Diluted	0.57	0.65	1.65	1.75
Dividends declared per common share Weighted average shares outstanding:	0.12	0.11	0.36	0.33
Basic	4,482,585	3,330,518	4,352,442	3,321,036
Diluted	4,722,059	3,497,666	4,564,858	3,442,133

The accompanying notes are an integral part of these consolidated financial statements

SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net income	$2,675,205	$2,277,351	$7,511,251	$6,032,812
Other comprehensive income:
Cash flow hedge:
Unrealized holding gain/(loss)	(545,464)	(1,009,688)	(1,135,989)	(1,406,253)
Reclassification adjustment for net interest expense included in net income	176,010	125,084	513,616	151,063
Available-for-sale securities:
Unrealized holding gain/(loss)	(256,380)	4,018,804	(1,388,426)	6,912,821
Reclassification adjustment for net (gains)/losses included in net income	103,018	(362,879)	405,360	(1,513,670)

Other comprehensive income (loss) before tax	(522,816)	2,771,321	(1,605,439)	4,143,961
Income tax expense (benefit) related to items of other comprehensive income	(182,985)	942,249	(561,905)	1,408,947

Other comprehensive income (loss), net of tax	(339,831)	1,829,072	(1,043,534)	2,735,014
Comprehensive income	$2,335,374	$4,106,423	$6,467,717	$8,767,826

The accompanying notes are an integral part of these consolidated financial statements

SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,

	2002	2001

Cash flows from operating activities:
Net Income	$7,511,251	$6,032,812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,188,516	1,113,955
(Accretion) amortization of discounts or premiums on investment securities and loans, net	4,387,838	(771,515)
Provision for loan losses	4,010,000	2,420,000
Gain on sale of loans	(464,800)	(512,723)
(Gain) loss on sale of securities	405,360	(1,513,670)
Accretion of deferred loan fees	(956,287)	(611,724)
Loans originated - held for sale	(5,820,100)	(6,791,176)
Loans sold - held for sale	5,851,647	6,338,370
Increase in other assets	(6,454,762)	(875,155)
Increase (decrease) in other liabilities	(8,059,688)	2,358,993

Net cash provided by operating activities	1,598,975	7,188,167

Cash flows from investing activities:
Increase in loans receivable	(117,098,382)	(31,122,728)
Purchase of investment securities, available-for-sale	(203,669,735)	(388,132,566)
Sale of investment securities, available-for-sale	155,220,528	143,841,541
Paydowns of investment securities	112,659,710	146,225,458
Purchase of bank owned life insurance	(5,000,000)	—
Cash paid for merger	(6,841,584)	—
Cash acquired from merger	13,719,290	—
Increase in premises and equipment, net	(870,140)	(1,100,877)
Increase in other equity securities	(681,900)	(1,684,654)

Net cash used in investing activities	(52,562,213)	(131,973,826)

Cash flows from financing activities:
Net increase in deposits	80,546,746	107,662,241
Increase (decrease) in advances from FHLB - short term	(23,500,000)	21,500,000
Increase in other borrowings	5,682,320	—
Proceeds from issuance of common stock	8,190	208,219
Dividends on preferred and common stock	(1,560,703)	(1,091,089)

Net cash provided by financing activities	61,176,553	128,279,371

Net increase in cash and cash equivalents	10,213,315	3,493,712
Cash and cash equivalents, beginning of period	28,458,557	24,516,252

Cash and cash equivalents, end of period	$38,671,872	$28,009,964

SUPPLEMENTAL DATA
Cash payments for interest on deposits and borrowings, net of cash payments on interest rate swaps	$(261,653)	$5,644,813
Cash payments for income taxes	$5,530,000	$3,125,000

Southern Financial purchased all the capital stock of Metro-County Bank of Virginia. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired	$98,774,454
Capital stock issued	10,246,110
Cash paid	6,841,584

Liabilities assumed	$81,686,760

The accompanying notes are an integral part of these consolidated financial statements

SOUTHERN FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and, therefore, do not include all information or footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, all adjustments which are, in the opinion of management, necessary for a fair presentation have been included.  All adjustments are of a normal recurring nature. The results of operations for the three and nine-month periods ended September 30, 2002 are not necessarily indicative of the results of the full year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in Southern Financial Bancorp, Inc.’s (“Southern Financial”) Annual Report and Form 10-K for the year ended December 31, 2001.

NOTE 2 – INVESTMENT SECURITIES

          The following table sets forth the investment securities portfolio as of the dates indicated:

	September 30, 2002		December 31, 2001

	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Available-for-sale securities:
Mortgage-backed securities	$100,021,787	$101,079,156	$41,493,040	$42,336,121
Collateralized mortgage obligations	108,525,746	110,193,407	235,061,327	238,074,675
Obligations of counties and municipalities	—	—	860,660	858,701
Corporate obligations	19,834,533	18,914,276	20,552,828	19,737,462
U.S. Treasury and agency securities	2,265,125	2,287,362	495,400	515,572
Federal Home Loan Bank stock	3,750,000	3,750,000	3,375,000	3,375,000
Federal Reserve Bank stock	1,536,850	1,536,850	1,229,950	1,229,950
Other equity securities	494,943	494,943	484,079	484,079

Total classified as investment securities	236,428,984	238,255,994	303,552,284	306,611,560
Corporate obligations classified as loans	44,431,328	45,301,572	36,592,310	37,213,355

	$280,860,312	$283,557,566	$340,144,594	$343,824,915

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

          During the quarter ended September 30, 2002, we entered into interest rate swap agreements totaling $53 million in connection with the issuance of like amounts of our certificates of deposit. These interest rate swap agreements are accounted for as fair value hedges. During the quarter ended September 30, 2002, three interest rate swaps with a notional amount of $30 million were terminated with no resulting gain or loss.

          During the nine months ended September 30, 2002, we entered into interest rate swap agreements totaling $230.5 million in connection with the issuance of like amounts of our certificates of deposit. These interest rate swap agreements are accounted for as fair value hedges. During the nine months ended September 30, 2002, seven interest rate swaps with a notional amount of $70 million were terminated with no resulting gain or loss. Total interest rate swaps outstanding as of September 30, 2002 had a notional amount of $320.5 million and an estimated fair value of $5.2 million.  Interest rate swaps accounted for as cash flow hedges had a notional amount of $20 million and an estimated fair value of ($1.4) million.  Interest rate swaps accounted for as fair value hedges had a notional amount of $300.5 million and an estimated fair value of $6.6 million.  These estimated fair value amounts are offset by equal fair value amounts of the CD’s that are being hedged.

          During the quarter ended September 30, 2001, we entered into interest rate swap agreements totaling $45 million in connection with the issuance of like amounts of our certificates of deposit. These interest rate swap agreements are accounted for as fair value hedges. During the quarter ended September 30, 2001, three interest rate swaps with a notional amount of $30 million were terminated with no resulting gain or loss.

          During the nine months ended September 30, 2001, we entered into interest rate swap agreements totaling $85 million in connection with the issuance of like amounts of our certificates of deposit. These interest rate swap agreements are accounted for as fair value hedges.  During the nine months ended September 30, 2001, four interest rate swaps with a notional amount of $40 million were terminated with no resulting gain or loss. Total interest rate swaps outstanding as of September 30, 2001 had a notional amount of $135 million and an estimated fair value of $235 thousand.  Interest rate swaps accounted for as cash flow hedges had a notional amount of $20 million and an estimated fair value of $(914) thousand.  Interest rate swaps accounted for as fair value hedges had a notional amount of $115 million and an estimated fair value of $1.1 million.

NOTE 4 - LOANS RECEIVABLE

          Loans receivable consist of the following:

	September 30, 2002	December 31, 2001

Construction and land development
Residential	$43,838,241	$27,460,819
Commercial	43,435,257	16,849,821
Mortgage
Residential	98,076,613	61,740,743
Multifamily Residential	9,855,705	—
Commercial	240,054,613	171,851,222
Commercial and Industrial	159,166,840	133,258,498
Consumer	13,414,737	9,271,808

Total loans receivable	607,842,006	420,432,911
Less:
Deferred loan fees, net	2,624,584	2,105,362
Allowance for loan losses	10,264,558	7,354,289

Loans receivable, net	$594,952,864	$410,973,260

          Corporate obligations in the amount of $25.8 million are classified as residential mortgage loans and $19.5 million are classified as commercial and industrial loans in the table above as of September 30, 2002.  Corporate obligations in the amount of $37.2 million are classified as commercial and industrial loans as of December 31, 2001.

          The following sets forth information regarding the allowance for loan losses:

	Nine Months Ended 9/30/02	Nine Months Ended 9/30/01

Allowance at beginning of period	$7,354,289	$4,921,342
Acquired from Metro County Bank	1,350,194	—
Provision for losses charged to income	4,010,000	2,420,000
Charge-offs	(3,132,733)	(1,651,931)
Recoveries	682,808	279,341

Allowance at end of period	$10,264,558	$5,968,752

          The following table sets forth information regarding past due and nonperforming assets as of the periods indicated:

	At September 30, 2002	At December 31, 2001

Accruing Loans 90 Days or More Delinquent	$—	$—

Nonperforming Loans
Mortgage-residential	—	343,285
Mortgage-commercial	874,114	1,129,290
Commercial and industrial (1)	1,412,791	—

Subtotal	2,286,905	1,472,575

Real Estate Owned	—	—

Total Nonperforming Assets	$2,286,905	$1,472,575

Nonperforming Assets to Total Assets (2)	0.24%	0.19%

(1)	Includes $826,886 of loans guaranteed by the Small Business Admininstration (SBA) at September 30, 2002.

(2)	The nonperforming asset ratio is 0.15% at September 30, 2002 excluding $826,886 of loans guaranteed by the SBA.

NOTE 5 – EARNINGS PER SHARE

          The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential dilutive common stock:

	For the three months ended

	September 30, 2002			September 30, 2001

	Amount	Shares	Per Share Amount	Amount	Shares	Per Share Amount

Net income	$2,675,205			$2,277,351
Preferred dividends	(2,797)			(2,963)

Basic earnings per share	$2,672,408	4,482,585	$0.60	$2,274,388	3,330,518	$0.68

Effect of dilutive securities:
Stock options		216,551			142,975
Convertible preferred stock		22,923			24,173

Diluted earnings per share	$2,675,205	4,722,059	$0.57	$2,277,351	3,497,666	$0.65

	For the nine months ended

	September 30, 2002			September 30, 2001

	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

Net income	$7,511,251			$6,032,812
Preferred dividends	(8,722)			(8,888)

Basic earnings per share	$7,502,529	4,352,442	$1.72	$6,023,924	3,321,036	$1.82

Effect of dilutive securities:
Stock options		188,660			96,924
Convertible preferred stock		23,756			24,173

Diluted earnings per share	$7,511,251	4,564,858	$1.65	$6,032,812	3,442,133	$1.75

NOTE 6 – INTANGIBLE ASSETS

          Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) was issued in June 2001.  It discontinues amortization of intangible assets unless they have finite useful lives, and, instead, requires that they be tested at least annually for impairment by comparing their fair values with their recorded amounts.  SFAS No. 142 also requires disclosure of the changes in the carrying amounts of goodwill from period to period, the carrying amounts of intangible assets by major intangible asset class for those subject to and not subject to amortization, and the estimated intangible asset amortization expense for the next five years.  We adopted SFAS No. 142 as of January 1, 2002, and therefore, discontinued the amortization of goodwill on January 1, 2002.  We have evaluated impairment of goodwill under SFAS No. 142 as of June 30, 2002, and we have determined there is no impairment of the goodwill.

          Data concerning various intangible assets is presented in the following tables:

	September 30, 2002		December 31, 2001		September 30, 2001

	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization

Amortizable core deposit intangibles	$3,966,163	$(347,500)	$1,566,163	$(209,600)	$1,566,163	$(170,300)
Amortizable other intangibles	361,300	(202,251)	442,763	(232,162)	716,334	(133,344)
Unamortizable goodwill	11,026,059	(145,200)	1,586,651	(145,200)	1,586,651	(118,800)

	Other	Core Deposit Intangibles	Goodwill

Amortization expense:
Three months ended September 30, 2002	$17,184	$59,300	$—
Three months ended September 30, 2001	19,083	39,300	26,800
Nine months ended September 30, 2002	51,552	137,900	—
Nine months ended September 30, 2001	57,249	135,500	77,600

	Other	Core Deposit Intangibles	Goodwill

Estimated amortization expense:
Three months ended December 31, 2002	$17,179	$99,300	$—
Year ended December 31,
2003	$20,400	$397,200	$—
2004	20,400	397,200	—
2005	20,400	397,200	—
2006	20,400	397,200	—
2007	20,400	397,200	—

	For the three months ended		For the nine months ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Reported net income	$2,675,205	$2,277,351	$7,511,251	$6,032,812
Add back - goodwill amortization	—	26,800	—	77,600

Adjusted net income	$2,675,205	$2,304,151	$7,511,251	$6,110,412

Reported basic earnings per share:	$0.60	$0.68	$1.72	$1.82
Add back - goodwill amortization per share	—	0.01	—	0.02

Adjusted basic earnings per share	$0.60	$0.69	$1.72	$1.84

Reported diluted earnings per share:	$0.57	$0.65	$1.65	$1.75
Add back - goodwill amortization per share	—	0.01	—	0.02

Adjusted diluted earnings per share	$0.57	$0.66	$1.65	$1.77

NOTE 7 – NEW FINANCIAL ACCOUNTING STANDARDS

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

          In July 2002, the FASB issued SFAS No. 146, Accounting for Restructuring Costs.  SFAS No. 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require a company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS No. 146, a company may not restate its previously issued financial statements and the new Statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3.  We do not currently have any activities that would be accounted for under SFAS No. 146, but the statement will be complied with when and if such activities arise.

NOTE 8 – BUSINESS COMBINATION

          On August 14, 2002, Southern Financial acquired all the outstanding common stock of Metro-County Bank of Virginia for 354,711 shares of Southern Financial common stock and cash in the amount of $6,841,584. The merger was accounted for in accordance with SFAS No. 141, Business Combinations, and the results of operations of Metro-County Bank have been included in our consolidated financial statements from August 15, 2002. The excess of the purchase price over the fair value of the net identifiable assets acquired has been recorded as goodwill in the amount of $9,439,408 and core deposit intangible assets in the amount of $2,400,000. The factors considered in the decision to acquire Metro-County Bank included the opportunity for future growth and an expanded geographic presence, as the acquisition of Metro-County’s locations in the greater Richmond area is a natural extension of our geographic area and fits well into our expansion plans. The following table presents pro forma results of operations for the nine months ended September 30, 2002 and September 30, 2001 as though Southern Financial and Metro-County Bank of Virginia had combined at the beginning of the period:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Total revenue	$14,743,560	$17,618,398	$45,473,796	$50,351,917
Net income	878,703	2,348,351	5,902,848	6,255,812
Earnings per share:
Basic	$0.13	$0.43	$0.91	$1.15
Diluted	0.13	0.41	0.87	1.09

SOUTHERN FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS  OF OPERATIONS

Financial Condition

          Total assets increased to $949.3 million at September 30, 2002, from $785.0 million at December 31, 2001.  During the quarter, loan growth continued at a strong pace, increasing by $98.9 million, or 16.8%.  Loans acquired from Metro-County Bank totaled $71.0 million.  Excluding the loans acquired from Metro-County Bank, loans increased $27.9 million, representing 22.0% increase on an annualized basis, consisting of loans closed totaling $60.3 million and repayments of $32.4 million.  During the nine months ended September 30, 2002 loans increased by $186.9 million including a group loan purchase totaling $26.9 million.  Investment securities increased only $3.2 million during this third quarter and decreased $68.4 million, or 22.3% since December 31, 2001. During the third quarter, investment securities purchased totaled $74.9 million, which was offset by repayments and sales totaling $69.6 million during the quarter. The growth in other assets during the nine months ended September 30, 2002 included goodwill in the amount of $9.4 million and a core deposit intangible asset in the amount of $2.4 million resulting from the acquisition of Metro-County Bank.  Also included in the growth of other assets were the purchase of $5 million in bank-owned life insurance and a $6.7 million investment in a low-income housing partnership that is expected to provide tax credits to us over the next ten years.  Deposits and borrowings combined with proceeds from investment security repayments and sales funded the loan growth.

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

	Nine Months Ended September 30,

	2002			2001

	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/Rate

	($ in thousands)
Assets:
Interest-earning assets:
Loans	$485,245	$26,089	7.17%	$344,365	$23,195	8.98%
Securities	267,101	11,588	5.78	296,572	16,366	7.36
Investments	7,344	78	1.42	5,546	181	4.35

Total interest-earning assets	759,690	37,755	6.63%	646,483	39,742	8.20%
Less allowance for loan losses	8,489			5,428

Total interest-earning assets, net of allowance	751,201			641,055
Noninterest-earning assets:
Bank owned life insurance	20,457			15,532
Other noninterest-earning assets	40,673			44,392

Total assets	$812,331			$700,979

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$37,608	$320	1.13%	$31,068	$288	1.24%
Savings and money market accounts	98,746	1,174	1.59	81,746	2,031	3.31
Time deposits	452,561	9,295	2.74	361,591	14,490	5.34
Other borrowings	59,379	1,350	3.03	86,989	3,182	4.88
Company-obligated mandatorily redeemable 11.0% preferred securities of Southern Financial Capital Trust I	5,000	429	11.44	5,000	429	11.44
Company-obligated mandatorily redeemable 10.60% preferred securities of Southern Financial Statutory Trust I	8,000	645	10.74	8,000	644	10.74

Total interest-bearing liabilities	661,294	13,213	2.66%	574,394	21,064	4.89%
Noninterest-bearing liabilities:
Demand deposits	70,685			63,395
Other liabilities	12,825			19,869

Total liabilities	744,804			657,658
Stockholders’ equity	67,527			43,321

Total liabilities and stockholder’ equity	$812,331			$700,979

Net interest income		$24,542			$18,678

Net interest spread			3.97%			3.31%
Net interest margin			4.31%			3.85%

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

	For The Nine Months Ended September 30, 2002 Versus September 30, 2001

	Volume	Rate	Net

	($ in thousands)
Interest income
Loans receivable	$8,202	$(5,308)	$2,894
Investments	(1,420)	(3,461)	(4,881)

Total interest income	6,782	(8,769)	(1,987)

Interest expense
Interest-bearing deposits	3,229	(9,249)	(6,020)
Borrowings	(1,036)	(795)	(1,831)

Total interest expense	2,193	(10,044)	(7,851)

Net interest income	4,589	1,275	5,864

          Our net income was $2.7 million ($.57 diluted earnings per share) for the quarter ended September 30, 2002, an increase in net income of 17.5% over the $2.2 million ($.65 diluted earnings per share) earned for the quarter ended September 30, 2001.   The decline in the diluted earnings per share was impacted by increased shares from the secondary common stock offering in October of 2001 as well as the Metro-County merger.  The increase in net income was primarily due to growth in loans receivable and increased fee income and a lower loan loss provision offset by a decrease in net gains on sales of investment securities and an increase in other expenses.  Net income excluding net gains and losses on investment securities and non-recurring items for the quarters ended September 30, 2002 and 2001 was $2.8 million ($.58 diluted earnings per share) and $2.0 million ($.57 diluted earnings per share), respectively, an increase of 37.7%.

          Net income for the nine months ended September 30, 2002 and 2001 was $7.5 million ($1.65 diluted earnings per share) and $6.0 million ($1.75 diluted earnings per share), respectively, an increase in income of 24.5%.  The increase in net income for the nine-month comparative periods resulted primarily from growth in loans receivable offset by a higher loan loss provision and a decrease in net gains on sales of investment securities and non-recurring items and an increase in other expenses. Net income excluding net gains and losses on investment securities and non-recurring items was $7.8 million ($1.71 earnings per diluted share) and $5.0 million ($1.43 earnings per diluted share) for the nine months ended September 30, 2002 and 2001, respectively, an increase of 58.8%.

          Net interest income for the quarter was $8.2 million, an increase of 12.6% over the same quarter in the prior year.  The increase in net interest income was primarily due to growth in earning assets resulting from loan originations and purchases, and an improved margin. Average earning assets increased 11.0% to $798 million for the quarter ended September 30, 2002 compared with 2001.  The net interest margin was 4.09% and 4.03% for the quarters ended September 30, 2002 and 2001, respectively, as the ratio of average investment securities to loans declined to 41.2% compared with the prior year when it was 98.0%. Net interest margin declined compared with the quarter ended June 30, 2002, as our cost of funds remained relatively stable and our yield on earning assets declined to 6.34% from 6.82%.  The reduction in the yield on earning assets is primarily the result of increased amortization of premiums on mortgage-related securities due to higher prepayments compared with the previous quarter.

          Net interest income for the nine months ended September 30, 2002 was $24.5 million, an increase of 31.4% over the same period last year.   The increase in net interest income was primarily due to growth in earning assets resulting from loan originations and purchases, and an improved margin.  Average earning assets increased 17.5% to $759.7 million for the nine months ended September 30, 2002 compared with 2001.  The net interest margin was 4.31% and 3.85% for the nine-month periods ended September 30, 2002 and 2001, respectively, as the ratio of average investment securities to loans declined to 55.0% compared with the prior year when it was 86.1%.  The continued reduction in the cost of funds also contributed to the improved margin.  The cost of funds declined to 2.66% from 4.89% for the nine-month periods ended September 30, 2002 and 2001, respectively.  The yield on earning assets only declined to 6.63% from 8.20% during the same periods.

          Credit quality for the third quarter of 2002 remains sound.  The provision for loan losses was $950 thousand for the quarter ended September 30, 2002.  In addition, during the quarter ended September 30, 2002, the allowance for loan losses increased $1.4 million due to the acquisition of Metro-County Bank.  For the quarters ended September 30, 2002 and 2001, net charge-offs were .47% of average loans, or $659 thousand, compared with .84%, or $756 thousand. The ratios of allowance to loans receivable outstanding at September 30, 2002 and 2001 were both 1.70% compared with 1.76% as of December 31, 2001.  At September 30, 2002 and 2001, the ratio of nonperforming assets to total assets was .15% and .21%, respectively. The improvement in these measurements indicates continued sound asset quality as the loan portfolio grows.   We continue to monitor the loan portfolio and make charge-offs we deem appropriate, particularly given the uncertainty in the U.S. economy.  Due to the uncertainty of risks in the loan portfolio, management’s judgement of the amount of the allowance necessary to absorb loan losses is approximate; however, management believes that the allowance for loan losses at September 30, 2002 is adequate to absorb known and inherent losses in the loan portfolio at that date.

          Total other income decreased to $1.3 million from $1.5 million for the quarters ended September 30, 2002 and 2001, respectively. During the third quarters of 2002 and 2001, respectively, we recognized net securities (losses) gains totaling $(103) thousand and $363 thousand.  Securities losses for the quarter are comprised of net securities gains totaling $2.0 million offset by $2.1 million of write-downs of interest-only strips included in our investment securities portfolio.  Excluding the impact of net gains on investment securities and non-recurring items, other income increased by approximately 32% for the quarters ended September 30, 2002 and 2001, respectively.   Areas of increase included account maintenance and electronic banking fees, and fees generated from commercial service products including lockbox fees.

          Total other expenses for the quarter were $4.6 million, an increase of 8.5% when compared to the third quarter of 2001 largely due to expenses associated with the Metro-County merger. Other expenses decreased primarily due to costs associated with litigation in the prior year that has since been settled.   The efficiency ratio, the ratio of non-interest expenses before amortization of intangibles divided by net interest income and non-interest income less gains on securities and non-recurring items, was 47.6% for the quarter ended September 30, 2002; an improvement compared with 50.4% for the quarter ended September 30, 2001.

Regulatory Capital Requirements

          At September 30, 2002 we exceeded all regulatory capital standards.

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

          During the nine months ended September 30, 2002, we funded our financial obligations with deposits, borrowings from the Federal Home Loan Bank of Atlanta, and sales of investment securities. At September 30, 2002, we had $52.0 million of unfunded lines of credit and undisbursed construction loan funds of $41.3 million. Approved loan commitments were $22.9 million at September 30, 2002. It is anticipated that funding requirements for these commitments can be met from the normal sources of funds.

Critical Accounting Policies

          Our accounting and reporting policies are in accordance with the accounting principles generally accepted in the United States of America and conform with general practices in the banking industry.  The preparation of financial statements in conformity with these principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  These estimates and assumptions are based on information available at the date of the financial statements and could differ from actual results.  The more critical of the accounting policies involves the determination of the allowance for loan losses and accounting for derivative financial instruments.

          Allowance for Loan Losses

          The allowance for loan losses is established through a provision for loan losses, which is charged to expense.  Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is a current estimate of the known and inherent losses in the present portfolio based upon management’s evaluation of the loan portfolio.  Estimates of losses inherent in the portfolio involve the exercise of judgment and the use of assumptions.  The evaluations take into consideration such factors as changes in the nature, volume and quality of the loan portfolio, prior loss experience, level of nonperforming loans, current and anticipated general economic conditions and the value and adequacy of collateral.  Changes in the estimate of losses may occur due to changing economic conditions and the economic conditions of borrowers.

          A loan is considered impaired when, based on all current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the agreement, including all scheduled principal and interest payments.  Such impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate or, as a practical expedient, impairment may be measured based on the loan’s observable market price, or if, the loan is collateral – dependent, the fair value of the collateral.  When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.  Loans for which foreclosure is probable continue to be accounted for as loans.

          Each impaired loan is evaluated individually to determine the income recognition policy.  Generally, payments received are applied in accordance with the contractual terms of the note or as a reduction of principal.

          Derivative Financial Instruments

          As part of our interest rate risk management, we use interest rate swaps that are accounted for as both cash flow and fair value hedges in accordance with Statement of Financial Accounting Standards No. 133.  Cash flow hedges are used to hedge variable interest rate assets or liabilities and fair value hedges are used to hedge fixed rate assets or liabilities. At the inception of the hedge, the risk management objective and strategy, the hedged risk, the derivative instrument, the hedged item and how hedge effectiveness will be assessed initially and on an ongoing basis are documented.  At inception of the hedge and on an ongoing basis, the hedge must be deemed to be highly effective in hedging the hedged risk in order to qualify for hedge accounting.  Effectiveness is measured by comparing the change in LIBOR (which the interest rate swap is priced from) to the change in the rate underlying the hedged asset or liability.  If high correlation is not achieved, the hedging designation is discontinued with the change in the fair value of the interest rate swap recorded as other income or expense.  In the event that any derivative that meets the requirements for hedge accounting or hedged item is terminated or sold, the gain or loss on the derivative will be amortized over the remaining life of the item hedged.  Interest to be received or paid on the interest rate swaps is accrued monthly.

          We use interest rate swaps that are accounted for as cash flow hedges to hedge the issuance of pools of certificates of deposit (CD’s) which reprice with changes in market interest rates. Under the terms of these interest rate swaps, we are the fixed rate payer and the floating rate receiver. The floating rate on the interest rate swaps is tied to three-month LIBOR, which approximates the issuance rate on the pool of CD’s. The combination of the swaps and the issuance of the pool of CD’s operates to produce long-term fixed rate deposits.  The fair value of the interest rate swap is recorded in other assets in the consolidated balance sheets with changes in the fair value included in other comprehensive income.  To the extent that the hedge is not completely effective, the ineffective portion is charged or credited to other income or expense in the consolidated statements of income. The amounts recorded in other comprehensive income are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the CD’s affect earnings.

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

          Management uses a duration gap of equity approach to manage our interest rate risk and reviews quarterly interest sensitivity reports prepared for us by Risk Analytics Inc.  This approach uses a model which generates estimates of the change in our market value of portfolio equity (“MVPE”) over a range of interest rate scenarios.  MVPE is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts using standard industry assumptions about estimated loan prepayment rates, reinvestment rates and deposit decay rates.

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

          The following table prepared by Risk Analytics, Inc. sets forth an analysis of our interest rate risk as measured by the estimated change in MVPE resulting from instantaneous and sustained parallel shifts in the yield curve  (plus or minus 300 basis points, measured in 100 basis point increments) as of September 30, 2002 and December 31, 2001:

Sensitivity of Market Value of Portfolio Equity
As of September 30, 2002
(amounts in thousands)

	Market Value of Portfolio Equity			Market Value of Portfolio Equity as a % of

Change in Interest Rates In Basis Points (Rate Shock)	Amount	$ Change From Base	% Change From Base	Total Assets	Portfolio Equity Book Value

Up 300	$89,198	$(29,670)	(24.96)%	9.40%	111.38%
Up 200	101,250	(17,618)	(14.82)	10.67	126.43
Up 100	112,651	(6,217)	(5.23)	11.87	140.66
Base	118,868	—	—	12.52	148.43
Down 100	124,339	5,471	4.60	13.10	155.26
Down 200	135,049	16,181	13.61	14.23	168.63
Down 300	153,402	34,534	29.05	16.16	191.55

Sensitivity of Market Value of Portfolio Equity
As of December 31, 2001
(amounts in thousands)

	Market Value of Portfolio Equity			Market Value of Portfolio Equity as a % of

Change in Interest Rates In Basis Points (Rate Shock)	Amount	$ Change From Base	% Change From Base	Total Assets	Portfolio Equity Book Value

Up 300	$53,137	$(29,175)	(35.44)%	6.77%	82.14%
Up 200	65,736	(16,576)	(20.14)	8.37	101.62
Up 100	77,441	(4,871)	(5.92)	9.87	119.71
Base	82,312	—	—	10.49	127.24
Down 100	83,473	1,161	(1.41)	10.63	129.04
Down 200	92,335	10,023	12.18	11.76	142.74
Down 300	103,921	21,609	26.25	13.24	160.65

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

Item 4 - Controls and Procedures

          Our management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing of this quarterly report, and , based on their evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective.  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

SOUTHERN FINANCIAL BANCORP, INC.

Part II.  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The bank and we are involved in legal proceedings arising in the normal course of business from time to time.  Management believes that neither we nor the bank are a party to, nor is any of our property the subject of, any material pending or threatened legal proceedings which, if determined adversely, would have a material adverse effect upon our consolidated position, results of operations or cash flows.

Item 2. CHANGES IN SECURITIES

Not applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

Item 5. OTHER INFORMATION

Not applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits Required 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

Reports on Form 8-K
We filed a report on Form 8-K on July 23, 2002 to file as an exhibit a copy of our press release dated July 22, 2002 announcing our earnings for the three months and the six months ended June 30, 2002.

SOUTHERN FINANCIAL BANCORP, INC.

Part III.  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN FINANCIAL BANCORP, INC.

(Registrant)

Date 11/14/02	/s/ GEORGIA S. DERRICO

Georgia S. Derrico Chairman and Chief Executive Officer (Duly Authorized Representative)

Date 11/14/02	/s/ WILLIAM H. LAGOS

William H. Lagos Senior Vice President and Controller Principal Accounting Officer (Duly Authorized Representative)

I, Georgia S. Derrico, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Southern Financial Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

/s/ GEORGIA S. DERRICO

Georgia S. Derrico Chairman and Chief Executive Officer

I, Patricia A. Ferrick, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Southern Financial Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

/s/ PATRICIA A. FERRICK

Patricia A. Ferrick Chief Financial Officer and Senior Vice President