Form 10-K
period 2002-12-31
SOUTHERN FINANCIAL BANCORP INC /VA/
filed 2003-03-28
CIK 914789

U.S. Securities and Exchange Commission
 Washington, D. C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

For the year ended:	Commission File No.:
December 31, 2002	0-22836

SOUTHERN FINANCIAL BANCORP, INC.

(Exact name of registrant as specified in its charter)

Virginia	54-1779978

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer or Identification Number)

37 East Main Street, Warrenton, Virginia	20186

(Address of principal executive office)	(Zip Code)

(540) 349-3900

(Registrant’s telephone number, including area code)

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

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not considered herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☐

          The aggregate market value of the Common Stock held by non-affiliates of the registrant computed by reference to the last reported bid price of such stock as of March 1, 2003 was $141,959,610 (4,367,988 shares @ $32.50 per share).  For purposes of this computation, it is assumed that directors, executive officers and persons beneficially owning more than 5% of the Common Stock of the registrant are affiliates.  As of March 1, 2003, there were 5,469,129 shares of the registrant’s Common Stock outstanding.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes  X         No

DOCUMENTS INCORPORATED BY REFERENCE

I.	Portions of the Annual Report to Stockholders for the Year Ended December 31, 2002 are incorporated by reference into certain items of Parts I. and II.

II.	Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2003 are incorporated by reference into certain items of Part III.

Part I.

Item 1.   Business

Overview

          We were formed in 1995 as a bank holding company for Southern Financial Bank (the Bank), which was chartered in 1986.  Our financial performance has been characterized by steady asset growth, consistent core earnings and sound asset quality.  We have grown through a combination of internal growth, the opening of de novo branches and the acquisition of community banks and branches in our market.  We have established 14 branches and acquired one branch in the last 17 years. Three acquisitions, The Horizon Bank of Virginia (Horizon) in October 1999, First Savings Bank of Virginia in September 2000, and Metro-County Bank of Virginia in August 2002 added $303.8 million in assets, provided us with eleven additional branch locations and enhanced our core deposit base. We currently operate 26 full-service banking locations, 19 of which are located in the northern Virginia cities of Warrenton, Herndon, Middleburg, Winchester, Leesburg, Fairfax, Sterling, Woodbridge, Manassas and Fredericksburg.  In August 2001 we opened our twentieth branch in Georgetown in the District of Columbia and, in January 2002 we opened a branch in Charlottesville, Virginia.  The five branches acquired from Metro-County Bank are located in the Richmond area, and in February 2003 we opened a new branch in Charlottesville, Virginia.

          We have expanded from our roots in Fairfax County, where we maintain eight branches and 47% of our transactional deposits, to encompass a market area extending from Winchester in northwest Virginia to Richmond, approximately 150 miles to the southeast.  This area has been characterized by high growth and general affluence.  As its economy has diversified away from a concentration in government and government-related employment, northern Virginia has developed into a major center for technology and telecommunications activities and has a high concentration of small to medium-sized businesses representing a diverse array of industries.  In the process, Reston, Herndon, Tysons Corner and Fairfax have become important stand alone employment centers similar to Stamford, Connecticut and White Plains, New York, which have flourished outside of New York City.  As a result, the “bedroom communities” supporting business clusters have pushed west to Loudoun and Fauquier Counties and south and west to Stafford, Spotsylvania and Prince William Counties.  We also believe that the high growth and general affluence in certain of the areas adjoining our current market area provide the same attractive expansion opportunities.  In addition to the District of Columbia, we believe that Montgomery County, Maryland and the Richmond, Virginia area are also attractive targets.  Upon the opening of our branch in Charlottesville, our market area expands to include Albemarle, Greene and Fluvanna Counties, all of which have experienced rapid population growth in the last decade.

          On August 14, 2002, Southern Financial acquired all the outstanding common stock of Metro-County Bank of Virginia for 354,711 shares of Southern Financial common stock and cash in the amount of $6,841,584. The merger was accounted for in accordance with Statement of Financial Standards No. 141 (SFAS No. 141), Business Combinations, and the results of operations of Metro-County Bank have been included in our consolidated financial statements from August 15, 2002. The excess of the purchase price over the fair value of the net identifiable assets acquired has been recorded as goodwill in the amount of $9,439,408 and core deposit intangible assets in the amount of $2,400,000. The core deposit intangible assets are being amortized over ten years. The factors considered in the decision to acquire Metro-County Bank included the opportunity for future growth and an expanded geographic presence, as the acquisition of Metro-County’s locations in the greater Richmond area is a natural extension of our geographic area and fits well into our expansion plans.

          On September 1, 2000, we acquired all the outstanding common stock of First Savings Bank of Virginia for 409,906 shares of our common stock. The acquisition has been accounted for by the purchase method, and accordingly, the results of operations of First Savings Bank have been included in our consolidated financial statements from September 1, 2000. Goodwill of $1,646,651 was recorded, which was being amortized through December 31, 2001 on a straight-line basis over 15 years along with a core deposit premium of $1,566,163, which is being amortized over 10 years.  In connection with our adoption of SFAS No. 142, Goodwill and Other Intangible Assets, beginning January 1, 2002, this goodwill will no longer be amortized.

          On December 28, 1999, we formed Southern Financial Capital Trust I, a wholly-owned subsidiary, for the purpose of issuing redeemable capital securities.  On May 24, 2000, a  $5 million offering of redeemable capital securities was completed, and on September 7, 2000, $8 million of trust preferred securities were issued through a pooled underwriting totaling approximately $300 million.

          On October 1,1999, we completed our merger with Horizon.  The merger qualified as a tax-free exchange and was accounted for as a pooling of interests.  We issued .63 shares of our common stock for each share of Horizon stock outstanding.  A total of 1,045,523 shares (after adjustment for fractional shares) of our common stock were issued as a result of the merger.  Horizon had no stock options outstanding prior to the merger.  Southern Financial and Horizon incurred $3,973,530 of merger-related costs that were charged to operations during the year ended December 31, 1999.

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

Lending Activities

          Our primary strategic objective is to serve the small to medium-sized business market with an array of unique and useful services, including a full array of commercial mortgage and nonmortgage loans.  These loans include commercial real estate loans, construction to permanent loans, development and builder loans, accounts receivable financing, lines of credit, equipment and vehicle loans, leasing options, commercial overdraft protection and corporate credit cards.  We strive to do business in the areas served by our branches, and all of our marketing and the vast majority of our loan customers are located within our existing market areas.  The only significant exceptions to this local lending philosophy are loans made with an undertaking from the Small Business Administration that may from time to time come to us because of our reputation and expertise as an SBA lender.  Prior to making a loan, we obtain detailed loan applications to determine the borrower’s ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations.  The following is a discussion of each of our major types of lending:

Commercial Real Estate Lending

          Permanent.  Commercial real estate lending includes loans for permanent financing and construction.  Commercial real estate lending typically involves higher loan principal amounts and the repayment of loans is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service.  As a general practice, we require our commercial real estate loans to be secured by well-managed income producing property with adequate margins and to be guaranteed by responsible parties.  We look for opportunities where cash flow from the collateral provides adequate debt service coverage and the guarantor’s net worth is centered on assets other than the project we finance.  It has been our experience that borrowers whose assets consist entirely of real estate, especially development projects, are particularly sensitive to real estate market cycles.  In the event of a slowdown in the real estate market, real estate projects generally come under pressure at the same time and liquidity of the borrower may be strained.  As of December 31, 2002, our commercial real estate loans for permanent financing totaled $254.0 million.

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

          Construction.  We recognize that commercial, multifamily and other nonresidential properties can involve market risk due to the length of time it may take to bring a finished real estate product to market.  As a result, we will only make these types of loans when pre-leasing or pre-sales and or other credit factors suggest that the borrower can carry the debt if the anticipated market and property cash flow projections change during the construction phase. At December 31, 2002, we had $42.1 million commercial construction loans.

          Income producing property loans are supported by evidence of the borrower’s capacity to service the debt. The principals or general partners guarantee all of our commercial construction loans.  Any interest reserves established on conventional construction loans are not funded with the proceeds of the loan.

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

Commercial Business Lending

          These loans consist of lines of credit, revolving credit facilities, demand loans, term loans, equipment loans, SBA loans, stand-by letters of credit and unsecured loans.  Commercial business loans are generally secured by accounts receivable, equipment and other collateral, such as readily marketable stocks and bonds with adequate margins, cash value in life insurance policies and savings and time deposits at the Bank.  At December 31, 2002, our commercial business loans totaled $170.8 million, including $32.5 million of debt obligations.

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

          Another way that we reduce risk in the commercial loan portfolio is by taking accounts receivable as collateral.  Our accounts receivable financing facilities, which provide a relatively high yield with considerable collateral control, are lines of credit under which a company can borrow up to the amount of a borrowing base which covers all of the company’s receivables. From our customer’s point of view, accounts receivable financing is an efficient way to finance expanding operations because borrowing capacity expands as sales increase. Customers can borrow from 75% to 90% of qualified receivables placed in our system less accounts over 60 days past due. In most cases, the borrower’s customers pay us directly.  For borrowers with a good track record for earnings and quality receivables, we will consider pricing based on the prime rate for transactions in which we lend up to a percentage of qualified outstanding receivables based on reported agings of the receivables portfolio.

          We also actively pursue for our customers, equipment lease financing opportunities other than cars, trucks and other on-road rolling stock.  We provide financing and use a third party to service the leases.  Payback is derived from the cash flow of the borrower, so credit quality may not be any lower than it would be in the case of an unsecured loan for a similar amount and term.

SBA Lending

          We have developed an expertise in the federally guaranteed SBA program.  The SBA program is an economic development program that finances the expansion of small businesses.  We are a Preferred Lender in the Richmond District and a Certified Lender in the Washington D. C. District of the SBA. As an SBA Preferred and Certified Lender, our preapproved status allows us to quickly respond to customers’ needs.  Under the SBA program, we originate and fund SBA 7(a) loans that qualify for guarantees up to 85% of principal and accrued interest.  We also originate 504 chapter loans in which we generally provide 50% of the financing in the form of a first lien.  At December 31, 2002, our total SBA loans were $69.8 million, which consisted of  $38.2 million of 7(a) program loans and $31.6 million of 504 chapter loans.

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

Residential Mortgage Lending

          Permanent.  Residential mortgage loans are secured by single-family homes.  We make fixed and adjustable rate first mortgage loans on residential properties with terms up to 30 years.  We offer second mortgages in conjunction with our own first mortgages or those of other lenders. In the case of conventional loans, we typically lend up to 80% of the appraised value of single-family residences and require private mortgage insurance for loans exceeding this amount.  At December 31, 2002, we had $77.7 million of permanent residential mortgage loans.

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

          Construction.  We typically make one to four family residential construction loans to individuals building their personal residence contracted through a licensed general contractor, or where the borrower has requested to act as contractor. Construction loans generally have interest rates of prime plus one to two percent and fees of one to three points, loan-to-value ratios of 80% or less based on current appraisals and terms of generally nine months or less.  At December 31, 2002, we had $40.6 million of residential construction loans.

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

Consumer Lending

          We offer various types of secured and unsecured consumer loans.  We make consumer loans primarily for personal, family or household purposes as a convenience to our customer base since these loans are not the focus of our lending activities.  As a general guideline, a consumer’s total debt service should not exceed 40% of his gross income or 45% of net income.  For purposes of this calculation, debt includes house payment or rent, fixed installment payments, the estimated payment for the loan being requested and the minimum required payment on any revolving debt.  At December 31, 2002, we had $12.9 million of consumer loans.

Loan Portfolio Composition

          The following table summarizes the composition of our loan portfolio as of December 31 for the years indicated:

	2002		2001		2000		1999		1998

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(amounts in thousands)
Construction and land development
Residential	$40,575	7%	$27,461	7%	$14,929	5%	$9,468	4%	$8,959	4%
Commercial	42,052	7%	16,850	4%	20,597	6%	8,624	4%	12,616	6%
Mortgage
Residential	77,698	13%	61,741	15%	53,165	17%	48,604	20%	54,822	26%
Multifamily residential	9,438	2%	—	—	—	—	—	—	—	—
Commercial	253,958	41%	171,851	40%	123,052	38%	107,902	45%	81,712	40%
Commercial and industrial	170,776	28%	133,258	32%	101,002	32%	54,175	23%	40,814	19%
Consumer	12,889	2%	9,272	2%	7,617	2%	9,995	4%	11,559	5%

Total loans receivable	607,386	100%	420,433	100%	320,362	100%	238,768	100%	210,482	100%
Less:
Deferred loan fees, net	2,805		2,106		1,670		1,230		1,065
Allowance for loan losses	10,258		7,354		4,921		3,452		3,062

Loans receivable, net	$594,323		$410,973		$313,771		$234,086		$206,355

          The following table sets forth the contractual maturity ranges of the commercial and industrial loans and construction loans and the amount of those loans with predetermined and floating interest rates in each maturity range as of December 31, 2002:

		Over 1 Year Through 5 Years		Over 5 years

	One Year or Less	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total

	(amounts in thousands)
Construction:
Residential	$30,931	$1,129	$8,310	$37	$168	$40,575
Commercial	33,343		8,462		247	42,052
Commercial and Industrial	71,268	18,081	25,125	23,382	32,920	170,776

Total	$135,542	$19,210	$41,897	$23,419	$33,335	$253,403

Credit Approval and Collection Policies

          Because long-term credit performance is so closely associated with a bank’s underwriting policy, we have instituted what management believes is a stringent loan underwriting policy. Our underwriting guidelines are tailored for particular credit types, including lines of credit, revolving credit facilities, demand loans, term loans, equipment loans, real estate loans, SBA loans, stand-by letters of credit and unsecured loans.  We will make extensions of credit based on, among other factors, the potential borrower’s creditworthiness, likelihood of repayment and proximity to market areas served.

          We have a standing Credit Committee comprised of certain of our officers, each of whom has a defined lending authority as an individual and in combination with other officers.  These individual lending authorities are determined by our Chief Executive Officer and certain directors and are based on the individual’s technical ability and experience.  These authorities must be approved by our board of directors and the Credit Committee. Our Credit Committee is comprised of four levels of members: junior, regular, senior and executive, based on experience.  Our executive members are our Chief Executive Officer, our President and our Executive Vice President.  Under our loan approval process, the sponsoring loan officer’s approval is required on all credit submissions.  This approval must be included in or added to the individual and joining authorities outlined below.  The sponsoring loan officer is primarily responsible for the customer’s relationship with us, including, among other things, obtaining and maintaining adequate credit file information. We require each loan officer to maintain loan files in an order and detail that would enable a disinterested third party to review the file and determine the current status and quality of the credit.

          In addition to approval of the sponsoring loan officer, we require approvals from one or more members of the Credit Committee on all loans. The approvals required differ based on the size of the borrowing relationship.  At least one senior or one executive member must approve all loans in the amount of $100,000 or more.  All three of the executive members of the Committee must approve all loans of $1 million or more.  Regardless of the number of approvals needed, we encourage each member to treat his or her approval as if it were the only approval necessary to approve the loan.  Our legal lending limit to one borrower is limited to 15% of our unimpaired capital and surplus.  As of December 31, 2002, our lending limit was approximately $12.2 million, although we had no loans to one borrower that approached our legal lending limit at that date.

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

Past Due Loans and Nonperforming Assets

          Nonperforming assets were $2.3 million at December 31, 2002 compared with $1.5 million at December 31, 2001. Our ratio of nonperforming assets to total loans and other real estate owned was 0.37% at December 31, 2002 and 0.35% at December 31, 2001.

          Nonperforming assets were $1.5 million at December 31, 2001 compared with $1.9 million at December 31, 2000.  The ratio of nonperforming assets to total loans and other real estate owned was 0.35% at December 31, 2001 and 0.61% at December 31, 2000.

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

          We maintain appraisals on loans secured by real estate, particularly those categorized as nonperforming loans and potential problem loans. In instances where appraisals reflect reduced collateral values, we make an evaluation of the borrower’s overall financial condition to determine the need, if any, for possible writedowns to their net realizable values.  We record other real estate owned at the lower of our recorded investment in the loan or fair value less our estimated costs to sell.

          The following table sets forth information regarding past due loans and nonperforming assets as of the dates indicated:

	At December 31,

	2002	2001	2000	1999	1998

	(amounts in thousands)
Accruing loans 90 days or more delinquent(1):
Mortgage-commercial	$—	$—	$—	$—	$372
Commercial and industrial	154	—	1	226	283
Consumer	—	—	8	9	231

Total	154	—	9	235	886

Nonperforming loans:
Construction-residential	—	—	56	—	—
Mortgage-residential	159	343	499	413	291
Mortgage-commercial	874	1,130	1,317	109	1,033
Commercial and industrial	1,238	—	—	—	1,576
Consumer	—	—	—	—	6

Subtotal	2,271	1,473	1,872	522	2,906

Troubled debt restructuring:
Mortgage-commercial	—	—	49	68	—

Other real estate owned:
Mortgage-residential	—	—	17	—	—
Mortgage-commercial	—	—	—	2,296	498

Subtotal	—	—	17	2,296	498

Total nonperforming assets	$2,271	$1,473	$1,938	$2,886	$3,404

Nonperforming assets to total assets	0.23%	0.19%	0.32%	0.71%	0.84%
Nonperforming assets to total loans and other real estate owned	0.37%	0.35%	0.61%	1.20%	1.62%

(1) Accruing loans 90 days or more delinquent includes portions guaranteed by the Small Business Administration.

          Our loss and delinquency experience on our residential real estate loan portfolio has been limited by a number of factors, including our underwriting standards.  Whether our loss and delinquency experience in this area of our portfolio will increase significantly depends upon the value of the real estate securing loans and economic factors such as increases in unemployment as well as the overall economy of the region.  Management believes that the allowance for loan losses at December 31, 2002 is a reasonable estimate of known and inherent losses in the loan portfolio at that date.

          At December 31, 2002, loans totaling $8.7 million were considered potential problem loans and are not reported in the table above. These loans are subject to management attention and their classification is reviewed on a quarterly basis.

Allowance for Loan Losses

          The following table summarizes activity in our allowance for loan losses during the periods indicated :

	As of and for the Years Ended December 31,

	2002	2001	2000	1999	1998

	(dollars in thousands)
Total loans at end of period, net of deferred fees	$604,581	$418,328	$318,692	$237,539	$209,417

Average loans outstanding	$524,271	$353,147	$267,186	$219,286	$205,208

Allowance at beginning of period	$7,354	$4,921	$3,452	$3,062	$2,743
Provision for losses	5,050	4,470	1,335	2,130	1,301
Allowance acquired from First Savings Bank		—	594	—	—
Allowance acquired from Metro-County Bank	1,350	—	—	—	—
Charge-offs:
Construction and land development
Residential	—	—	—	—	(81)
Commercial	—	—	—	—	(261)
Mortgage
Residential	(80)	(25)	(232)	(775)	(140)
Commercial	—	(105)	(100)	(480)	—
Commercial and industrial	(4,401)	(2,175)	(488)	(736)	(514)
Consumer	(45)	(113)	(54)	(55)	(9)

Total charge-offs	(4,526)	(2,418)	(874)	(2,046)	(1,005)

Recoveries	1,029	381	414	306	23

Net charge-offs	(3,497)	(2,037)	(460)	(1,740)	(982)

Allowance at end of period	$10,257	$7,354	$4,921	$3,452	$3,062

Ratio of allowance to end of period loans	1.70%	1.76%	1.54%	1.45%	1.46%
Ratio of net charge-offs to average loans outstanding	0.67%	0.58%	0.17%	0.79%	0.48%

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

          The allowance for loan losses represents management’s estimate of an amount appropriate to provide for known and inherent losses in the loan portfolio in the normal course of business. We make specific allowances for each loan based on its type and classification as discussed below. However, there are additional factors contributing to losses that cannot be quantified precisely or attributed to particular loans or categories of loans, including general economic and business conditions and credit quality trends. We have established an unallocated portion of the allowance based on our evaluation of these factors, which management believes is prudent and consistent with regulatory requirements.  Due to the uncertainty of risks in the loan portfolio, management’s judgement of the amount of the allowance necessary to absorb loan losses is approximate. The allowance is also subject to regulatory examinations and determination by the regulatory agencies as to the appropriate level of the allowance.

          We follow a loan review program designed to evaluate the credit risk in our loan portfolio.  Through this loan review process, we maintain an internally classified watch list that helps management assess the overall quality of the loan portfolio and the level of the allowance for loan losses.  In establishing the appropriate classification for specific assets, management considers, among other factors, the estimated value of the underlying collateral, the borrower’s ability to repay, the borrower’s payment history and the current delinquent status.  As a result of this process, loans are categorized as substandard, doubtful, loss or special mention and reserves are allocated based on management’s judgement and historical experience.

          Loans classified as “substandard” are those loans with clear and defined weaknesses such as a highly-leveraged position, unfavorable financial ratios, uncertain repayment sources or poor financial condition which may jeopardize the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some losses if the deficiencies are not corrected.  A reserve of 15% is generally allocated to these loans.

          Loans classified as “doubtful” are those loans which have characteristics similar to substandard loans but with an increased risk that collection or liquidation in full is highly questionable and improbable. A reserve of 50% is generally allocated to loans classified as doubtful.

          Loans classified as “loss” are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer a loss on this asset even though partial recovery may be effected in the future.  A reserve of 100% is allocated to loans classified as loss.

          In addition to the above classification categories, we also categorize certain loans as “special mention.”  While special mention loans do not have all the characteristics of a substandard or doubtful loan, they have one or more deficiencies which warrant special attention and which corrective management action, such as accelerated collection practices, may remedy.  A reserve of 7% is generally allocated to special mention loans.

          During the evaluation of the loan portfolio, any loans that are not classified or rated special mention are referred to as “passing loans.”  We also assign a reserve allocation to these loans.

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

	At December 31,

	2002		2001		2000		1999		1998

	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans

	(amounts in thousands)
Construction and land development
Residential	$1,032	7%	$602	7%	$65	5%	$54	4%	$53	4%
Commercial	1,047	7%	657	4%	80	6%	35	4%	50	6%
Mortgage
Residential	294	13%	306	15%	219	17%	256	20%	361	26%
Multifamily residential	20	2%	—	0%	—	0%	—	0%	—	0%
Commercial	3,998	41%	3,076	40%	1,169	38%	1,020	45%	877	40%
Commercial and industrial	2,738	28%	2,019	32%	2,377	32%	921	23%	752	19%
Consumer	355	2%	304	2%	116	2%	151	4%	151	5%
Unallocated	774	NA	390	NA	895	NA	1,015	NA	818	NA

Allowance for loan losses	$10,258	100%	$7,354	100%	$4,921	100%	$3,452	100%	$3,062	100%

          Our loan loss allowance is calculated by stratifying the loan portfolio by risk classifications and applying risk factors to each category.  The risk factors are derived by considering relevant loss experience since 1992 of banks headquartered in Virginia, D.C., and Maryland, with $1 billion or more in assets as well as applying management judgment.

Investment Activities

          Our securities portfolio is managed by our President and our Senior Vice President/Treasurer, both of whom have significant experience in this area, with the concurrence of our Asset/Liability Committee. In addition to our President (chairman) and our Senior Vice President/Treasurer, this committee is comprised of our Chief Executive Officer and three outside directors.  Investment management is performed in accordance with our investment policy, which is approved annually by the Asset/Liability Committee and the board of directors.  Our investment policy addresses our investment strategies, approval process, approved securities dealers and authorized investments.  At December 31, 2002, all of our investment securities were classified as available-for-sale and may be sold as part of our asset/liability management strategy in response to changes in interest rates and liquidity needs.

          Our investment policy authorizes us to invest in:

•	GNMA, FNMA and FHLMC mortgage-backed securities (MBS)
•	Collateralized mortgage obligations
•	Municipal securities
•	Corporate obligations
•	Interest-only mortgage-backed strips
•	Treasury securities
•	Agency securities
•	Asset-backed securities
•	Interest-rate caps
•	Interest-rate swaps

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

          Collateralized mortgage obligations (CMOs) are bonds that are backed by pools of mortgages.  The pools can be GNMA, FNMA or FHLMC pools or they can be private-label pools.  The CMOs are designed so that the mortgage collateral will generate a cash flow sufficient to provide for the timely repayment of the bonds.  The mortgage collateral pool can be structured to accommodate various desired bond repayment schedules, provided that the collateral cash flow is adequate to meet scheduled bond payments.  This is accomplished by dividing the bonds into classes to which payments on the underlying mortgage pools are allocated.  The bond’s cash flow, for example, can be dedicated to one class of bondholders at a time, thereby increasing call protection to bondholders.  In private-label CMOs, losses on underlying mortgages are directed to the most junior of all classes and then to the classes above in order of increasing seniority, which means that the senior classes have enough credit protection to be given the highest credit rating by the rating agencies.

          The following table sets forth a summary of the investment securities portfolio as of the dates indicated:

	December 31, 2002	December 31, 2001	December 31, 2000

	(amounts in thousands)
Available-for-sale securities (at fair value):
FHLMC mortgage-backed securities	$13,035	$11,305	$32,128
GNMA mortgage-backed securities	11,122	4,603	13,576
FNMA mortgage-backed securities	50,735	26,429	67,539
Collateralized mortgage obligations	83,860	238,075	95,764
Obligations of counties and municipalities	10,000	859	6,118
Corporate obligations	26,997	19,737	12,416
U.S. Treasury and other Government agency obligations	2,282	515	2,482
FHLB stock	3,500	3,375	2,700
Federal Reserve Bank stock	1,537	1,230	615
Other equity securities	495	484	69

Total classified as investment securities	203,563	306,612	233,407
Debt obligations classified as loans	32,543	37,213	32,418

	$236,106	$343,825	$265,825

          Interest-only strips included in the investment securities portfolio were written down in the amount of $4.5 million during the year ended December 31, 2002.

          In December 2000, we transferred investment securities classified as held-to-maturity with an amortized cost of $48.3 million to the available-for-sale classification in order to provide us with more flexibility in managing the interest-rate risk in the investment security portfolio. These investment securities had gross unrealized gains of $563 thousand and gross unrealized losses of $228 thousand.  Subsequent to the transfer, we sold investment securities with an amortized cost of $9.6 million, and recognized a loss of $159 thousand in the fourth quarter of 2000. Because of the transfer, all investment securities have been classified as available-for-sale since that time.

          The following table summarizes the contractual maturity of investment securities and their weighted average yields as of December 31, 2002:

	Available-for-sale

	Estimated Fair Value	Amortized Cost	Weighted Average Yield

Debt obligations:
One year or less	$508,683	$506,877	1.81%
After one through five years	6,962,915	6,877,647	5.40%
After five through ten years	2,000,000	2,000,000	9.22%
After ten years	29,807,044	30,819,891	4.28%

Total	39,278,642	40,204,415	4.68%

Mortgage-backed securities	74,892,117	74,340,004	4.20%
Collateralized mortgage obligations	83,860,096	83,073,123	4.92%
Equity securities	5,531,793	5,531,793	4.83%

Total classified as investment securities	203,562,648	203,149,335	4.60%

Debt obligations classified as loans:
After one through five years	3,478,440	3,444,421	4.43%
After five through ten years	5,348,530	5,017,226	9.09%
After ten years	23,716,013	23,105,247	7.56%

Total classified as loans	32,542,983	31,566,894	7.46%

	$236,105,631	$234,716,229	4.99%

          Contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time.

Deposits

          Deposits, which represent 89% of our interest-rate sensitive liabilities as of December 31, 2002, have historically been the primary source of funding our asset growth.  In addition to deposits, we obtain funds from loan repayments, maturing investments, loan sales, cash flows generated from operations, capital trust borrowings, securities sold under agreements to repurchase and Federal Home Loan Bank advances. Borrowings may be used as an alternative source of lower cost funds or to fund the origination of certain assets.

          The following table sets forth the average balances and weighted average rates paid, presented on a daily average basis, for our deposits for the periods indicated:

	Year Ended December 31,

	2002		2001		2000

	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

	(amounts in thousands)
Demand	$74,161	0.00%	$66,305	0.00%	$58,188	0.00%
Interest checking	40,471	1.10%	31,398	1.22%	27,124	0.68%
Money market and savings	111,337	1.37%	84,410	2.97%	68,605	3.91%
Certificates of deposit (1)	461,826	2.63%	377,680	4.96%	242,706	6.00%

	$687,795		$559,793		$396,623

Weighted average rate		2.05%		3.86%		4.39%

(1)

Includes institutional CD’s, some of which are callable and are tied to interest rate swaps.  At December 31, 2002, we had $314.2 million in institutional CD’s, $257.5 million of which are callable and tied to interest rate swaps.

          The following table sets forth by time remaining until maturity our certificates of deposit of $100,000 or more at December 31, 2002:

Maturity Period	Time Deposits of $100,000 or More

(amounts in thousands)
Three months or less	$36,972
Over three months through twelve months	37,209
Over twelve months	273,746

Total	$347,927

Borrowings

          Borrowings consist of short-term and long-term advances from the Federal Home Loan Bank of Atlanta, securities sold under agreements to repurchase, and capital trust borrowings.  Long-term borrowings totaled $65.0 million at December 31, 2002 and are comprised of three $5.0 million advances and two $25.0 million advances from the Federal Home Loan Bank of Atlanta. These advances carry an average cost of 2.28% and have call dates ranging from January 2003 to September 2004, with maturity dates ranging from October 2007 through September 2010.  The following table sets forth information regarding our short-term borrowings at and for the periods indicated:

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Ending Balance	$18,456	$40,500	$19,000
Average Balance for the Period	39,579	81,098	21,088
Maximum Month-end Balance During the Period	87,500	148,501	47,000
Average Interest Rate for the Period	2.01%	4.29%	6.58%
Weighted Average Interest Rate at the End of the Period	0.94%	2.27%	6.35%

          In May of 2000, we formed a wholly-owned statutory business trust, Southern Financial Capital Trust I, which issued $5.0 million in trust preferred securities and in September of 2000, we formed a second wholly-owned statutory business trust, Southern Financial Statutory Trust I, which issued $8.0 million in trust preferred securities.  Each trust invested the proceeds in an equivalent amount of our junior subordinated debentures bearing an interest rate equal to the distribution rate on the respective issue of trust preferred securities.  Both issuances of debentures will mature in 2030, which date may be shortened to a date not earlier than 2005 if certain conditions are met, including prior approval of the Federal Reserve.  These debentures, which are the only assets of each trust, are subordinate and junior in right of payment to all of our present and future senior indebtedness.  We have fully and unconditionally guaranteed each trust’s obligations under the trust preferred securities.

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

          For financial reporting purposes, the trusts are treated as our subsidiaries and consolidated in our financial statements.  The trust preferred securities are presented as a separate category of long-term debt on the balance sheet.  Although the trust preferred securities are not included as a component of stockholders’ equity in the balance sheet, for regulatory purposes the Federal Reserve Board treats a portion of the trust preferred securities as Tier 1 capital.  The treatment of the trust preferred securities as Tier 1 or Tier 2 capital, in addition to the ability to deduct the expense of the junior subordinated debentures for federal income tax purposes, provided us with a cost-effective method of raising capital to support the bank.

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

          We are a legal entity separate and distinct from the bank and transactions between the bank and any of its nonbanking subsidiaries, including us, and any of our nonbanking subsidiaries, are subject to Section 23A of the Federal Reserve Act. Section 23A of the Federal Reserve Act imposes limits on such transactions. Section 23A defines “covered transactions,” which include loans, and limits a bank’s covered transactions with any affiliate to 10% of the bank’s capital and surplus. It also requires that all of a bank’s loans to an affiliate be secured by acceptable collateral, generally United States government or agency securities.

          We and the bank also are subject to Section 23B of the Federal Reserve Act, which requires that transactions between the bank and any of its affiliates be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the bank as those prevailing at the time for transactions with unaffiliated companies.

          Federal Reserve policy requires a bank holding company to act as a source of financial strength and to take measures to preserve and protect bank subsidiaries in situations where additional investments in a troubled bank may not otherwise be warranted. As a result, a bank holding company may be required to lend money to its subsidiaries in the form of capital notes or other instruments that qualify as capital under regulatory rules. Any loans from the holding company to such subsidiary banks likely will be unsecured and subordinated to such bank’s depositors and perhaps to other creditors of its bank subsidiaries.

Bank Supervision

          As a Virginia bank that is a member of the Federal Reserve System, the bank is regulated and examined by the State Corporation Commission and by its primary federal regulator, the Federal Reserve. The State Corporation Commission and the Federal Reserve regulate and monitor all of the bank’s operations, including reserves, loans, mortgages, payments of dividends and the establishment of branches.

          Various statutes limit the ability of the bank to pay dividends, extend credit or otherwise supply funds to us and our nonbanking subsidiaries. Dividends from the bank are expected to constitute our major source of funds.

Regulatory Capital Requirements

          All banks and bank holding companies are required to maintain minimum levels of regulatory capital.  The federal bank regulatory agencies have established substantially similar risked based and leverage capital standards for banks that they regulate.  These regulatory agencies also may impose capital requirements in excess of these standards on a case-by-case basis for various reasons, including financial condition or actual or anticipated growth.  Under the risk-based capital requirements of these regulatory agencies, we and the bank are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8%.  At least half of the total capital is required to be tier 1 capital, which consists principally of common and certain qualifying preferred shareholders’ equity, less certain intangibles and other adjustments.  The remainder, tier 2 capital, consists of a limited amount of subordinated and other qualifying debt and a limited amount of the general loan loss allowance.  Based upon the applicable Federal Reserve regulations, at December 31, 2002, the bank was considered to be “well capitalized.”

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

               The bank may not make a capital distribution, including the payment of a dividend, if, after the distribution, it would become undercapitalized. The prior approval of the Federal Reserve is required if the total of all dividends declared by the bank in any calendar year will exceed the sum of the bank’s net profits for that year and its retained net profits for the preceding two calendar years.  The Federal Reserve also may limit the payment of dividends by any state member bank if it considers the payment an unsafe or unsound practice.  In addition, under Virginia law no dividend may be declared or paid that would impair a Virginia chartered bank’s paid-in capital.  The State Corporation Commission has general authority to prohibit payment of dividends by a Virginia chartered bank if it determines that the limit is in the public interest and is necessary to ensure the bank’s financial soundness.

FDIC Regulations

          The Federal Deposit Insurance Corporation Improvement Act of 1991 required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities. Each federal banking agency has issued regulations, specifying the levels at which a financial institution would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” and to take certain mandatory and discretionary supervisory actions based on the capital level of the institution.  Those supervisory actions become increasingly severe for banks that are undercapitalized or worse.

          Under the Federal Reserve’s regulations implementing the prompt corrective action provisions, an institution is considered well capitalized if it has total risk-based capital of 10% or more, has a Tier I risk-based capital ratio of 6% or more, has a leverage capital ratio of 5% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure.

          An adequately capitalized institution has a total risk-based capital ratio of 8% or more, a Tier I risk-based ratio of 4% or more and a leverage capital ratio of 4% or more (3% under certain circumstances) and does not meet the definition of well capitalized.

          An undercapitalized institution has a total risk-based capital ratio that is less than 8%, a Tier I risk-based capital ratio that is less than 4% or a leverage capital ratio that is less than 4% (3% in certain circumstances).  Undercapitalized banks are subject to growth limits and are required to submit a capital restoration plan for approval. For a capital restoration plan to be acceptable, the bank’s parent holding company must guarantee that the bank will comply with the capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of 5% of the bank’s total assets at the time it became undercapitalized and the amount necessary to bring the institution into compliance with applicable capital standards.  If a bank fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. If the controlling holding company fails to fulfill its obligations and files (or has filed against it) a petition under the federal Bankruptcy Code, the claim would be entitled to a priority in such bankruptcy proceeding over third-party creditors.

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

          The Federal Deposit Insurance Corporation Improvement Act also required federal banking regulators to draft standards in a number of other important areas to assure bank safety and soundness, including internal controls, information systems and internal audit systems, credit underwriting, asset growth, compensation, loan documentation and interest rate exposure.  The Federal Deposit Insurance Corporation Improvement Act also required the regulators to establish maximum ratios of classified assets to capital, and minimum earnings sufficient to absorb losses without impairing capital.  The legislation also contained other provisions which restricted the activities of state-chartered banks, amended various consumer banking laws, limited the ability of undercapitalized banks to borrow from the Federal Reserve’s discount window and required federal banking regulators to perform annual onsite bank examinations.

Brokered Deposit Restrictions

          Institutions that are only “adequately capitalized” (as defined for purposes of the prompt corrective action rules described above) cannot accept, renew or roll over brokered deposits except with a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew, or roll over brokered deposits.

Deposit Insurance Assessments

          The bank’s deposits are currently insured to a maximum of $100,000 per depositor, subject to certain aggregation rules.  The FDIC has implemented a risk-related assessment system for deposit insurance premiums.  All depository institutions have been assigned to one of nine risk assessment classifications based on certain capital and supervisory measures.  The bank’s deposits are subject to the rates of the Savings Associations Insurance Fund since it converted to a commercial bank from a federal savings bank on December 1, 1995.  Based on its current risk classifications, the bank pays the minimum Savings Associations Insurance Fund assessment and Bank Insurance Fund assessments.

Community Reinvestment Act

          The Community Reinvestment Act of 1977, as amended, (“CRA”) encourages banks consistent with their safe and sound operation, to help meet the credit needs for their entire communities, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community consistent with the CRA.

          A depository institution’s primary federal regulator, in connection with its examination of the institution, must assess the institution’s record in assessing and meeting the credit needs of the community served by that institution, including low and moderate-income neighborhoods. The regulatory agency’s assessment of the institution’s record is made available to the public. Further, such assessment is required of any institution which has applied to charter a national bank, obtain deposit insurance coverage for a newly chartered institution, establish a new branch office that accepts deposits, relocate an office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. If a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application.

Fiscal and Monetary Policy

          Banking is a business which depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank’s earnings. Thus, our earnings and growth and the earnings and growth of the bank will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits. We cannot predict the ultimate effect of the nature and timing of any changes in such policies will have on our business or on the business of our subsidiaries.

Federal Home Loan Bank System

          We are a member of the Federal Home Loan Bank System, which consists of 12 district Federal Home Loan Banks with each subject to supervision and regulation by the Federal Housing Finance Board.  The Federal Home Loan Banks provide a central credit facility for member institutions. The bank, as a member of the Federal Home Loan Bank of Atlanta, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount equal to at least 1% of the aggregate principal amount of their unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of their borrowings from the Federal Home Loan Bank of Atlanta, whichever is greater.  At December 31, 2002, we had an investment of $3.5 million in the stock of the Federal Home Loan Bank of Atlanta and were in compliance with these requirements.

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

Employees

          At December 31, 2002, we had 225 full-time employees, six of whom were executive officers.  Management considers its relations with its employees to be good.  Neither we nor the bank are a party to any collective bargaining agreement.

Available Information

          Southern Financial’s website address is www.southernfinancialbank.com. While we do not provide direct access through our website, we do make available free of charge through our website by a hyperlink to a third-party service our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. We also provide paper copies of our filings free of charge upon request.

Item 2.   Properties

Offices and Other Material Properties

          We conduct business from our main office in Warrenton, Virginia and at 26 branch offices.  Our headquarters are located at 37 E. Main Street, Warrenton, Virginia in an office building we lease. All of our leases are for terms of five years or more and the expiration dates range from June 2003 to September 2016, not including any optional renewal periods which may be available.

          The following table sets forth the date opened or acquired, ownership status and the total deposits, not including institutional deposits, for each of our banking locations:

Office Location	Date Opened or Acquired	Owned or Leased	Deposits at December 31, 2002

Home Office:
37 E. Main Street	February	Leased	$21,327
Warrenton, VA	1989
Branch Offices:
362 Elden Street	April	Leased	25,313
Herndon, VA	1986
101 W. Washington Street	November	Leased	13,496
Middleburg, VA	1987
25 W. Piccadilly Street	November	Leased	8,759
Winchester, VA	1990
526 E. Market Street	March	Leased	28,547
Leesburg, VA	1992
4021 University Drive	September	Owned	17,176
Fairfax, VA	1993
322 Lee Highway	August	Leased	19,297
Warrenton, VA	1994
5245 Old Centreville Road	April	Leased	10,312
Herndon, VA	1995
13542 Minnieville Road	April	Leased	7,849
Woodbridge, VA	1995
1095 Millwood Pike	July	Owned	5,278
Winchester, VA	1996
46910 Community Plaza	April	Leased	4,835
Sterling, VA	1998

Office Location	Date Opened or Acquired	Owned or Leased	Deposits at December 31, 2002

2062 Plank Road	January	Leased	7,873
Fredericksburg, VA	1999
10175 Hastings Drive	March	Leased	10,395
Manassas, VA	1999
7857 Heritage Drive (1)	October	Leased	5,775
Annandale, VA	1999
9720 Lee Highway (1)	October	Leased	66,108
Fairfax, VA	1999
527 Maple Avenue (1)	October	Leased	21,224
Vienna, VA	1999
8414 Lee Highway (1)	October	Owned	47,059
Merrifield, VA	1999
10693 Courthouse Road (2)	September	Leased	26,449
Fredericksburg, VA	2000
6354 Walker Lane (2)	September	Leased	19,226
Alexandria, VA	2000
1055 Thomas Jefferson St., NW	August	Leased	15,629
Washington, DC	2001
300 E. Market Street	January	Leased	3,882
Charlottesville, VA	2002
8206 Atlee Road (3)	August	Owned	39,893
Mechanicsville, VA	2002
6401 Horsepen Road (3)	August	Leased	4,236
Richmond, VA	2002
5419 Lakeside Avenue (3)	August	Leased	20,195
Richmond, VA	2002
2801 Parham Road (3)	August	Leased	9,705
Richmond, VA	2002
3124 West Broad Street (3)	August	Owned	11,962
Richmond, VA	2002
2208 Ivy Road	February	Owned	—
Charlottesville, VA	2003

(1)	Acquired from the Horizon Bank of Virginia
(2)	Acquired from First Savings Bank of Virginia
(3)	Acquired from Metro County Bank of Virginia

Item 3.   Legal Proceedings

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

Item 4.   Submission of Matters to Vote of Security Holders

          None.

PART II.

Item 5.   Market for Registrant’s Common Equity and Related Stockholder Matters

          The information required herein is incorporated by reference from page 44 of the Annual Report.

Item 6.   Selected Financial Data

          The information required herein is incorporated by reference from pages 2 and 3 of the Annual Report.

Item 7.   Management’s Discussion and Analysis

          The information required herein is incorporated by reference from pages 10 through 20 of the Annual Report.

Item 7a.   Quantitative and Qualitative Disclosure about Market Risk

          The information required herein is incorporated by reference from pages 16 through 17 of the Annual Report.

Item 8.   Financial Statements

          The information required herein is incorporated by reference from pages 21 through 41 of the Annual Report.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

          None.

PART III.

Item 10.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

          The information required herein is incorporated by reference from pages 6 through 10 of the definitive proxy statement of Southern Financial Bancorp, Inc. filed on March 24, 2003 (“Definitive Proxy Statement”).

Item 11.   Executive Compensation

          The information required herein is incorporated by reference from pages 11 through 13 of the Definitive Proxy Statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

          The information required herein is incorporated by reference from pages 8 through 10 and page 14 of the Definitive Proxy Statement.

Item 13.   Certain Relationships and Related Transactions

          The information required herein is incorporated by reference from page 7 of the Definitive Proxy Statement.

PART IV.

Item 14.   Controls and Procedures

          Our management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing of this annual report, and , based on their evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective.  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 15.   Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

(a)     Documents filed as a part of the report:

(1)

The following is an index to the financial statements of the Registrant included in the Annual Report to Stockholders for the year ended December 31, 2002, and incorporated herein by reference in Item 8.  The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this Report, except as expressly provided herein.

Page(s) in Annual Report

Independent Auditors’ Report	21
Consolidated Balance Sheets:
December 31, 2002 and December 31, 2001	22
Consolidated Statements of Income:
Years Ended December 31, 2002, 2001 and 2000	23
Consolidated Statements of Comprehensive Income:
Years Ended December 31, 2002, 2001 and 2000	24
Consolidated Statements of Changes in Stockholders’ Equity:
Years Ended December 31, 2002, 2001 and 2000	25
Consolidated Statements of Cash Flows:
Years Ended December 31, 2002, 2001 and 2000	26
Notes to Consolidated Financial Statements	27 - 41

(2)	All other schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

(3)	Exhibits (listed numbers correspond to item 601 of Regulation S-K)

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

(10)	Change in control agreement between Southern Financial Bancorp, Inc., and R. Roderick Porter

(11)	Statement re Computation of Per Share Earnings--Reference is made to Note 1 and Note 15 to Financial Statements, Page 29 and Page 41, respectively, in Annual Report

(12)	Statement re Computation of Ratios--Not applicable

(13)	Pages 2 and 3, pages 10-41, and page 44 of the Annual Report to Stockholders for the Year Ended December 31, 2002

(18)	Letter re Change in Accounting Principles—Not applicable

(21)	Subsidiaries of the registrant:

Name	Jurisdiction of Incorporation	Percentage of Voting Securities Owned by the Parent

Southern Financial Bank	Virginia	100%
Southern WebTech.com, Inc.	Virginia	100%
Southern Financial Capital Trust I	Delaware	100%
Southern Financial Statutory Trust I	Delaware	100%

(22)	Published Report Regarding Matters Submitted to Vote of Security Holders--Not applicable

(23)	Consent of KPMG LLP

(24)	Power of Attorney – Not applicable

(28)	Information from Reports Furnished to State Insurance Regulatory Authorities – Not applicable

(99.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)     No reports on Form 8-K were filed during the quarter ended December 31, 2002.

SIGNATURES

          Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN FINANCIAL BANCORP, INC.

	By:	/s/ GEORGIA S. DERRICO

Georgia S. Derrico Chairman of the Board and Chief Executive Officer
Dated: March 28, 2003

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the dates indicated.

Name	Title	Date

/s/ GEORGIA S. DERRICO	Director and Chairman of	March 28, 2003
the Board and Chief
Georgia S. Derrico	Executive Officer

/s/ R. RODERICK PORTER	Director and President and	March 28, 2003
Chief Operating Officer
R. Roderick Porter

/s/ DAVID DE GIVE	Director and Senior Vice	March 28, 2003
President/Treasurer
David de Give

/s/ PATRICIA A. FERRICK	Senior Vice President and	March 28, 2003
Chief Financial Officer
Patricia A. Ferrick

/s/ WILLIAM H. LAGOS	Senior Vice President/Controller	March 28, 2003
(Principal Accounting Officer)
William H. Lagos

/s/ VIRGINIA JENKINS	Director	March 28, 2003

Virginia Jenkins

/s/ NEIL J. CALL	Director	March 28, 2003

Neil J. Call

/s/ MICHAEL P. RUCKER	Director	March 28, 2003

Michael P. Rucker

/s/ ALFONSO G. FINOCCHIARO	Director	March 28, 2003

Alfonso G. Finocchiaro

/s/ ROBERT P. WARHURST	Director	March 28, 2003

Robert P. Warhurst

/s/ JOHN C. BELOTTI	Director	March 28, 2003

John C. Belotti

/s/ FRED L. BOLLERER	Director	March 28, 2003

Fred L. Bollerer

/s/ RICHARD E. SMITH	Director	March 28, 2003

Richard E. Smith

/s/ BARBARA J. FRIED	Director	March 28, 2003

Barbara J. Fried

INDEX TO EXHIBITS

Number and Descriptions

10	Change in control agreement between Southern Financial Bancorp, Inc., and R. Roderick Porter

13	Southern Financial Bancorp, Inc. December 31, 2002 Annual Report to Stockholders

23	Consent of KPMG LLP

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Georgia S. Derrico, certify that:

1. I have reviewed this annual report on Form 10-K of Southern Financial Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 28, 2003

/s/ GEORGIA S. DERRICO

Georgia S. Derrico Chairman and Chief Executive Officer

I, Patricia A. Ferrick, certify that:

1. I have reviewed this annual report on Form 10-K of Southern Financial Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 28, 2003

/s/ PATRICIA A. FERRICK

Patricia A. Ferrick Chief Financial Officer and Senior Vice President