Form 10-Q
period 2003-03-31
SOUTHERN FINANCIAL BANCORP INC /VA/
filed 2003-05-15
CIK 914789

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the Quarter Ended: March 31, 2003	Commission File No.: 0-22836

SOUTHERN FINANCIAL BANCORP, INC.

Virginia (State or other jurisdiction of incorporation or organization)	54-1779978 (IRS Employer Identification Number)

37 East Main Street Warrenton, Virginia (address of principal executive office)	20186 (Zip Code)

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

Yes ☒

No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of April 30, 2003, there were 5,471,169 shares of the registrant’s Common Stock outstanding.

SOUTHERN FINANCIAL BANCORP, INC.
QUARTERLY REPORT ON FORM 10-Q
March 31, 2003

CERTIFICATIONS	22 - 23

SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	March 31, 2003 (Unaudited)	December 31, 2002

Assets
Cash and due from banks	$27,571,539	$28,705,185
Overnight earning deposits	47,733,464	64,692,873
Investment securities - available for sale	166,796,018	203,562,648
Investment securities - held to maturity	78,526,035	—
Loan held for sale	6,587,828	513,784
Loans receivable, net	625,921,362	594,323,270
Cash surrender value of life insurance	22,619,133	22,287,418
Premises and equipment, net	8,949,487	8,264,400
Intangible assets, net	14,406,990	14,557,779
Other assets	28,145,972	33,319,634

Total assets	$1,027,257,828	$970,226,991

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$791,372,851	$776,082,670
Advances from Federal Home Loan Bank - short term	10,000,000	—
Advances from Federal Home Loan Bank - long term	89,941,584	65,000,000
Company-obligated mandatorily redeemable securities of subsidiary holding solely parent debentures	13,000,000	13,000,000
Securities sold under agreements to repurchase	26,450,208	18,455,614
Other liabilities	13,789,284	16,385,601

Total liabilities	944,553,927	888,923,885

Stockholders’ equity
Preferred stock	129	129
Common stock	54,712	54,412
Capital in excess of par	81,616,042	81,166,827
Retained earnings	1,981,121	—
Accumulated other comprehensive income (loss)	(948,103)	81,738

Total stockholders’ equity	82,703,901	81,303,106

Total liabilities and stockholders’ equity	$1,027,257,828	$970,226,991

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,

	2003	2002

Interest Income
Loans	$10,060,798	$8,035,356
Investment securities	2,872,049	4,784,886

Total interest income	12,932,847	12,820,242

Interest Expense
Deposits	2,683,582	3,718,160
Borrowings	846,897	972,502

Total interest expense	3,530,479	4,690,662

Net interest income	9,402,368	8,129,580
Provision for loan losses	1,215,000	1,500,000

Net interest income after provision for loan losses	8,187,368	6,629,580

Other Income
Account maintenance and electronic banking fees	776,932	643,781
Commercial service fees	169,547	116,689
Other loan fees	131,768	94,619
System maintenance and license fees	53,916	74,313
Income from bank owned life insurance	331,715	247,931
Gain on sale of loans	298,662	99,247
Loss on investment securities, net	(896,542)	(385,474)
Other	37,919	2,499

Total other income	903,917	893,605

Other expenses
Employee compensation and benefits	2,873,585	2,351,932
Premises, equipment and data processing	1,483,723	1,221,021
Other	836,611	681,022

Total other expenses	5,193,919	4,253,975

Income before income taxes	3,897,366	3,269,210
Provision for income taxes	1,190,700	1,041,192

Net income	$2,706,666	$2,228,018

Earnings per common share:
Basic	$0.50	$0.45
Diluted	0.48	0.43
Dividends declared per common share	0.13	0.10
Weighted average shares outstanding:
Basic	5,424,692	4,927,283
Diluted	5,697,478	5,135,726

The accompanying notes are an integral part of these consolidated financial statements

SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,

	2003	2002

Net income	$2,706,666	$2,228,018
Other comprehensive income:
Cash flow hedge:
Unrealized holding gain/(loss)	(89,572)	45,202
Reclassification adjustment for net interest expense included in net income	192,765	167,425
Available-for-sale securities:
Unrealized holding loss	(2,584,106)	(2,892,814)
Reclassification adjustment for net losses included in net income	896,542	385,474

Other comprehensive loss before tax	(1,584,371)	(2,294,713)
Income tax benefit related to items of other comprehensive income	(554,530)	(803,151)

Other comprehensive loss, net of tax	(1,029,841)	(1,491,562)
Comprehensive income	$1,676,825	$736,456

The accompanying notes are an integral part of these consolidated financial statements

SOUTHERN FINANCIAL BANCORP, INC.
FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,

	2003	2002

Cash flows from operating activities:
Net Income	$2,706,666	$2,228,018
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	370,605	382,800
Amortization of discounts or premiums on investment securities and loans, net	1,048,187	1,005,485
Provision for loan losses	1,215,000	1,500,000
Gain on sale of loans	(298,662)	(99,247)
Loss on sale of securities	896,542	385,474
Accretion of deferred loan fees	(453,201)	(355,712)
Loans originated - held for sale	(2,820,200)	(2,329,350)
Loans sold - held for sale	2,336,581	2,126,386
Decrease (increase) in other assets	2,839,569	(4,220,876)
Decrease in other liabilities	(2,493,212)	(7,709,701)

Net cash provided by (used in) operating activities	5,347,875	(7,086,723)

Cash flows from investing activities:
Increase in loans receivable	(36,331,820)	(32,207,394)
Purchase of investment securities, available-for-sale	(21,325,136)	(125,006,063)
Purchase of investment securities, held-to-maturity	(79,018,887)	—
Sale of investment securities, available-for-sale	15,260,549	96,491,307
Paydowns of investment securities, available-for-sale	41,237,409	62,289,195
Paydowns of investment securities, held-to-maturity	482,216	—
Purchase of bank owned life insurance	—	(5,000,000)
Increase in premises and equipment, net	(1,042,103)	(277,288)
Increase in other equity securities	(1,703,150)	(675,000)

Net cash used in investing activities	(82,440,922)	(4,385,243)

Cash flows from financing activities:
Net increase in deposits	16,363,928	3,728,704
Increase in advances from FHLB - short term	10,000,000	5,500,000
Increase in advances from FHLB - long term	25,000,000	—
Increase in securities sold under agreements to repurchase	7,994,594	—
Proceeds from issuance of common stock	367,015	—
Dividends on preferred and common stock	(725,545)	(522,985)

Net cash provided by financing activities	58,999,992	8,705,719

Net decrease in cash and cash equivalents	(18,093,055)	(2,766,247)
Cash and cash equivalents, beginning of period	93,398,058	28,458,557

Cash and cash equivalents, end of period	$75,305,003	$25,692,310

SUPPLEMENTAL DATA
Cash payments for interest on deposits and borrowings, net of cash payments on interest rate swaps	$(1,752,048)	$892,296
Cash payments for income taxes	$—	$2,200,000

The accompanying notes are an integral part of these consolidated financial statements

SOUTHERN FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and, therefore, do not include all information or footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments which are, in the opinion of management, necessary for a fair presentation have been included. All adjustments are of a normal recurring nature. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results of the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in Southern Financial Bancorp, Inc.’s (“Southern Financial”) Annual Report and Form 10-K for the year ended December 31, 2002.

STOCK-BASED COMPENSATION

Southern Financial adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation” and Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock-Based Compensation – Transition and Disclosure.” These statements allow an entity to continue to measure compensation cost for these plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.” Southern Financial has elected to follow APB 25 and related interpretations in accounting for its employee stock options.

Pro forma information regarding net income and earnings per share as required by SFAS 123 and SFAS 148 has been determined as if Southern Financial had accounted for its employee stock options under the fair value method. The fair value of all currently outstanding options was estimated at the date of the grant using a Black-Scholes option pricing model. Pro forma results are presented in the following table:

	March 31,

	2003	2002

Net income:
As reported	$2,706,666	$2,228,018
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted, net of related tax effects	(98,250)	(101,737)

Pro forma net income	$2,608,416	$2,126,281

Basic earnings per share:
As reported	0.50	0.45
Pro forma	0.48	0.43
Diluted earnings per share:
As reported	0.48	0.43
Pro forma	0.46	0.41

NOTE 2 – INVESTMENT SECURITIES

The following table sets forth the investment securities portfolio as of the dates indicated:

	March 31, 2003		December 31, 2002

	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Available-for-sale securities:
Mortgage-backed securities	$64,736,509	$65,407,490	$74,340,004	$74,892,117
Collateralized mortgage obligations	50,031,644	49,802,457	83,073,123	83,860,096
Obligations of counties and municipalities	9,901,062	10,000,000	9,900,275	10,000,000
Corporate obligations	34,144,598	33,080,294	28,046,561	26,996,571
U.S. Treasury and agency securities	1,252,234	1,270,834	2,257,579	2,282,071
Federal Home Loan Bank stock	5,000,000	5,000,000	3,500,000	3,500,000
Federal Reserve Bank stock	1,742,600	1,742,600	1,536,850	1,536,850
Other equity securities	492,343	492,343	494,943	494,943

Total classified as investment securities	167,300,990	166,796,018	203,149,335	203,562,648
Debt obligations classified as loans	23,977,533	24,184,343	31,566,894	32,542,983

	$191,278,523	$190,980,361	$234,716,229	$236,105,631

Held-to-maturity securities:
Mortgage-backed securities	$30,366,192	$30,604,770	$—	$—
Collateralized mortgage obligations	46,292,625	46,890,941	—	—
Corporate obligations	1,867,218	1,868,000	—	—

	$78,526,035	$79,363,711	$—	$—

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

We use interest rate swaps that are accounted for as cash flow hedges to hedge the interest rate risk associated with pools of certificates of deposit (CDs) which reprice with changes in market interest rates. Under the terms of these interest rate swaps, we are the fixed rate payer and the floating rate receiver. The floating rate on the interest rate swaps is tied to three-month LIBOR, which approximates the issuance rate on the pool of CDs. The combination of the swaps and the issuance of the pool of CDs operates to produce long-term rate deposits. Changes in the fair value of cash flow hedges are accounted for in other comprehensive income.

We also use interest rate swaps that are accounted for as fair value hedges to hedge the issuance of individual fixed rate CDs. Under the terms of these interest rate swaps, we are the fixed rate receiver and the floating rate payer. The floating rate on the interest rate swaps is generally tied to three-month LIBOR. The combination of the swaps and the issuance of individual CDs operates to produce long-term floating rate deposits. The terms of the CDs and the interest rate swaps mirror each other and were committed simultaneously. Changes in the fair value of the fair value hedges are accounted for in the income statement, as are changes in the fair value of the certificates of deposit.

We also use interest rate swaps that are accounted for as fair value hedges to hedge floating rate borrowings from the Federal Home Loan Bank of Atlanta (FHLB). Under the terms of these interest rate swaps, we are the fixed rate payer and the floating rate receiver. The floating rate on the interest rate swaps is generally tied to three-month LIBOR. The combination of the swaps and the borrowing from FHLB operates to produce long-term fixed rate borrowings. The terms of the borrowings and the interest rate swaps mirror each other and were committed simultaneously. Changes in the fair value of the fair value hedges are accounted for in the income statement, as are changes in the fair value of the borrowings.

During the quarter ended March 31, 2003, we entered into interest rate swap agreements totaling $100 million in connection with the issuance of like amounts of our certificates of deposit. These interest rate swap agreements are accounted for as fair value hedges. We also entered into an interest rate swap agreement totaling $25 million in connection with a $25 million borrowing from the FHLB. This interest rate swap agreement is also accounted for as a fair value hedge. During the quarter ended March 31, 2003, nine interest rate swaps with a notional amount of $67.5 million were terminated with no resulting gain or loss. Total interest rate swaps outstanding as of March 31, 2003 had a notional amount of $345 million and an estimated fair value of $3.1 million. Interest rate swaps accounted for as cash flow hedges had a notional amount of $20 million and an estimated fair value of $(1.2) million. Interest rate swaps accounted for as fair value hedges had a notional amount of $325 million and an estimated fair value of $4.3 million.

During the quarter ended March 31, 2002, we entered into interest rate swap agreements totaling $82.5 million in connection with the issuance of like amounts of our certificates of deposit. These interest rate swap agreements are accounted for as fair value hedges. During the quarter ended March 31, 2002, two interest rate swaps with a notional amount of $20 million were terminated with no resulting gain or loss. Total interest rate swaps outstanding as of March 31, 2002 had a notional amount of $227.5 million and an estimated fair value of $(4.9) million. Interest rate swaps accounted for as cash flow hedges had a notional amount of $20 million and an estimated fair value of $(450) thousand. Interest rate swaps accounted for as fair value hedges had a notional amount of $207.5 million and an estimated fair value of $(4.5) million.

NOTE 4 - LOANS RECEIVABLE

Loans receivable consist of the following:

	March 31, 2003	December 31, 2002

Construction and land development
Residential	$47,528,653	$40,574,606
Commercial	55,858,345	42,052,397
Mortgage
Residential	70,758,909	77,697,538
Multifamily Residential	8,808,927	9,437,833
Commercial	279,773,712	253,957,848
Commercial and Industrial	167,340,772	170,775,878
Consumer	9,689,354	12,889,502

Total loans receivable	639,758,672	607,385,602
Less:
Deferred loan fees, net	3,016,915	2,804,883
Allowance for loan losses	10,820,395	10,257,449

Loans receivable, net	$625,921,362	$594,323,270

Debt obligations in the amount of $24.2 million are classified as commercial and industrial loans in the table above as of March 31, 2003. Debt obligations in the amount of $32.5 million are classified as commercial and industrial loans as of December 31, 2002.

The following sets forth information regarding the allowance for loan losses:

	Three Months Ended 3/31/03	Three Months Ended 3/31/02

Allowance at beginning of period	$10,257,449	$7,354,289

Provision for losses charged to income	1,215,000	1,500,000
Charge-offs	(1,560,310)	(1,580,857)
Recoveries	908,256	288,202

Allowance at end of period	$10,820,395	$7,561,634

The following table sets forth information regarding past due and nonperforming assets as of the periods indicated:

	At March 31, 2003	At December 31, 2002

Accruing loans 90 days or more delinquent : Commercial and industrial	$—	$153,792

Nonperforming loans:
Mortgage-residential	—	158,593
Mortgage-commercial	1,071,455	874,114
Commercial and industrial (1)	2,964,022	1,238,608

Subtotal	4,035,477	2,271,315

Other real estate owned	—	—

Total nonperforming assets	$4,035,477	$2,271,315

Nonperforming assets to total assets	0.39%	0.23%
Nonperforming assets to total loans and other real estate owned	0.63%	0.37%

(1)

Includes $1,523,893 and $822,127 of loans guaranteed by the Small Business Administration (SBA) at March 31, 2003 and December 31, 2002 respectively.

NOTE 5 – EARNINGS PER SHARE

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential dilutive common stock:

	For the three months ended

	March 31, 2003			March 31, 2002

	Amount	Shares	Per Share Amount	Amount	Shares	Per Share Amount

Net income	$2,706,666			$2,228,018
Preferred dividends	(2,797)			(2,963)

Basic earnings per share	$2,703,869	5,424,692	$0.50	$2,225,055	4,927,283	$0.45

Effect of dilutive securities:
Stock options		246,545			180,644
Convertible preferred stock		26,241			27,799

Diluted earnings per share	$2,706,666	5,697,478	$0.48	$2,228,018	5,135,726	$0.43

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

During the quarter ended March 31, 2003, a third party completed valuation reports related to the acquisition of the loan portfolio and the core deposits resulting from the merger with Metro-County Bank of Virginia in the third quarter of 2002. Certain adjustments were made to goodwill and core deposit intangible assets based on these valuation reports, and the effect on amortization expense was not material.

Data concerning various intangible assets is presented in the following tables:

	March 31, 2003		December 31, 2002		March 31, 2002

	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization

Amortizable core deposit intangibles	$2,996,377	$(521,800)	$3,966,163	$(446,800)	$1,566,163	$(248,900)
Amortizable other intangibles	361,300	(224,530)	361,300	(219,430)	361,300	(167,883)
Unamortizable goodwill	11,940,843	(145,200)	11,041,746	(145,200)	1,586,651	(145,200)

Amortization expense:

	Other	Core Deposit Intangibles

Three months ended March 31, 2003	$5,100	$75,000
Three months ended March 31, 2002	17,184	39,300

Estimated amortization expense:

	Other	Core Deposit Intangibles

Nine months ended December 31, 2003	$15,300	$225,000
Year ended December 31,
2004	$20,400	$300,000
2005	20,400	300,000
2006	20,400	300,000
2007	20,400	300,000
2008	20,400	300,000

NOTE 7 – LETTERS OF CREDIT

The Bank issues financial standby letters of credit and performance standby letters of credit. A financial standby letter of credit obligates the Bank to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument. A performance standby letter of credit obligates the Bank to pay a third-party beneficiary when a customer fails to perform some contractual non-financial obligation. Both types of standby letters of credit are generally issued for terms ranging from six months to three years. The Bank generally requires collateral to support the letters of credit in excess of the contractual amount of the instruments and essentially uses the same credit policies in issuing letters of credit as it does for on-balance sheet instruments. At March 31, 2003, the Bank had performance standby letters of credit outstanding in the amount of $7.1 million and financial standby letters of credit outstanding in the amount of $1.1. Financial Accounting Standards Board Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN No. 45), took effect January 1, 2003, and did not have a material impact on the Company.

NOTE 8 – SUBSEQUENT EVENT

On April 10, 2003, Southern Financial issued $10 million of Trust Preferred Securities as part of the MM Community Funding IX, LTD pooled underwriting. The Trust Preferred Securities have a floating rate priced at the three-month LIBOR plus 3.25% and mature in 30 years and are classified as long-term subordinated debt securities, which qualify as capital for regulatory banking purposes with certain limitations. We anticipate that all of the proceeds will qualify for Tier I regulatory capital for both the bank and the holding company.

SOUTHERN FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Total assets increased to $1.0 billion at March 31, 2003, from $970.2 million at December 31, 2002, an increase of 5.9%. During the first quarter of 2003 loans closed totaled $75.9 million compared with $57.4 million during the first quarter of 2002. Total loans receivable increased 47.9% from March 31, 2002 to March 31, 2003, in part as a result of the $71 million in loans acquired through the Metro-County acquisition that was completed during the third quarter of 2002. Loan growth, excluding the Metro-County acquisition, increased 31.02% from March 31, 2002. For the quarter, investment securities increased to $245.3 million, or 20.5% including $78.5 million of securities purchased and classified as held to maturity. Deposits and borrowings combined with proceeds from investment security repayments and sales funded the loan growth.

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

	Three Months Ended March 31,

	2003			2002

	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/Rate Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/Rate Rate

	($ in thousands)
Assets:
Interest-earning assets:
Loans	$623,878	$10,061	6.45%	$421,969	$8,035	7.66%
Securities	224,630	2,823	5.03	326,669	4,753	5.82
Investments	16,864	49	1.17	7,993	32	1.58

Total interest-earning assets	865,372	12,933	5.98%	756,631	12,820	6.78%
Less allowance for loan losses	10,518			7,758

Total interest-earning assets, net of allowance	854,854			748,873
Noninterest-earning assets:
Bank owned life insurance	22,419			18,017
Other noninterest-earning assets	60,311			37,848

Total assets	$937,584			$804,738

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$41,833	$50	0.48%	$35,168	$101	1.16%
Savings and money market accounts	112,296	224	0.80	93,057	378	1.65
Time deposits	478,882	2,409	2.01	429,545	3,239	3.06
Other borrowings	108,792	489	1.80	92,860	615	2.65
Company-obligated mandatorily redeemable 11.0% preferred securities of Southern Financial Capital Trust I	5,000	143	11.44	5,000	143	11.44
Company-obligated mandatorily redeemable 10.60% preferred securities of Southern Financial Statutory Trust I	8,000	215	10.74	8,000	215	10.74

Total interest-bearing liabilities	754,803	3,530	1.87%	663,630	4,691	2.83%
Noninterest-bearing liabilities:
Demand deposits	83,102			66,012
Other liabilities	17,960			9,850

Total liabilities	855,865			739,492
Stockholders’ equity	81,719			65,246

Total liabilities and stockholder’ equity	$937,584			$804,738

Net interest income		$9,403			$8,129

Net interest spread			4.11%			3.95%
Net interest margin			4.35%			4.30%

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

	The Three Months Ended March 31, 2003 Compared to The Three Months Ended March 31, 2002

	Volume	Rate	Net

	($ in thousands)
Interest income
Loans receivable	$3,442	$(1,416)	$2,026
Investments	(1,189)	(724)	(1,913)

Total interest income	2,253	(2,140)	113

Interest expense
Interest-bearing deposits	468	(1,502)	(1,034)
Borrowings	140	(265)	(125)

Total interest expense	608	(1,767)	(1,159)

Net interest income	1,645	(373)	1,272

Our net income was $2.7 million ($.48 diluted earnings per share) for the quarter ended March 31, 2003, an increase in net income of 21.5% over the $2.2 million ($.43 diluted earnings per share) earned for the quarter ended March 31, 2002 Earnings per share for the prior year has been restated to reflect the first quarter 2003 stock dividend. The increase in net income for the quarter ended March 31, 2003 compared with the prior year first quarter was primarily due to increased net interest income and an increased margin. Fee income also increased while the provision for loan losses decreased. Net income was negatively impacted by an increase in net losses on investment securities and other assets, included in other income, and increased operating expenses.

Net interest income for the quarter was $9.4 million, an increase of 15.7% over the same quarter in the prior year. The increase in net interest income was primarily due to growth in earning assets resulting from loan originations, loans acquired through the Metro County Bank merger, and purchases of investment securities. Average earning assets increased 14.4% to $865 million for the quarter ended March 31, 2003 compared with the same quarter in 2002. The net interest margin was 4.35% and 4.30% for the same respective quarters. The higher level of loans outstanding relative to investment securities combined with the declining cost of funds contributed to the improved margin during the first quarter of 2003 compared with the first quarter of 2002. In addition, the margin also improved from 4.12% during the fourth quarter of 2002 to the 4.35% for the first quarter of 2003, due to a further decline in the cost of funds, despite a slight reduction in average earning assets during the two respective quarters.

Credit quality for the first quarter of 2003 remained sound. For the quarters ended March 31, 2003 and 2002, annualized net charge-offs were .42% and 1.22% of average loans, respectively, and .65% for the quarter ended December 31, 2002. The ratios of allowance for loan losses to loans receivable outstanding at March 31, 2003 and 2002 were 1.70% and 1.68%, respectively, compared with 1.70% as of December 31, 2002. At both March 31, 2003 and 2002, the ratio of nonperforming assets to total assets was .24% compared with .15% at December 31, 2002. We continue to monitor the loan portfolio and make charge-offs we deem appropriate, particularly given the uncertainty in the U.S. economy. Due to the uncertainty of risks in the loan portfolio, management’s judgement of the amount of the allowance necessary to absorb loan losses is approximate; however, management believes that the allowance for loan losses at March 31, 2003 is the amount necessary to absorb known and inherent losses in the loan portfolio at that date.

Total other income increased to $904 thousand from $894 thousand for the quarters ended March 31, 2003 and 2002, respectively. During the first quarters of 2003 and 2002, Southern Financial recognized net securities losses totaling $897 thousand and $385 thousand, respectively. Securities losses for the quarter were comprised of net securities gains on sales totaling $863 thousand offset by $1.8 million of write-downs of residential interest-only strips included in our investment securities portfolio. The additional write downs resulted from accelerated prepayments of the underlying residential mortgage loans which further lowered the value of the interest-only securities. The remaining balance of the residential interest only securities totaled $468 thousand at March 31, 2003. The components of non-interest income other than net gains and losses on investment securities and other assets, increased by 38.0% for the quarters ended March 31, 2003 and 2002, respectively. Areas of increase included account maintenance and electronic banking fees, other loan fees, fees generated from commercial service products including lockbox fees, and the increase in the cash surrender value of bank owned life insurance and gains on sale of loans.

Total non-interest expenses for the quarter were $5.2 million, an increase of 22.1% when compared to the first quarter of 2002. This increase was largely due to approximately $700 thousand of operating expenses associated with Metro-County Bank. The components of non-interest expense other than those associated with Metro-County, increased 8.6%. Employee compensation and benefits, which represents 55% of total expenses, increased 22.2%, of which 12.1% resulted from the Metro-County merger, with the remaining increase due to merit increases and other new hires to support the expanding customer base. Including the Metro-County related expenses, the efficiency ratio remained strong at 45.80% for the first quarter of 2003 compared with 44.61% and 45.68% for the quarters ended March 31, 2002 and December 31, 2002. The efficiency ratio remained below 50% since the first quarter of 2002.

Regulatory Capital Requirements

At March 31, 2003 we exceeded all regulatory capital standards.

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

During the three months ended March 31, 2003, we funded our financial obligations with deposits, borrowings from the Federal Home Loan Bank of Atlanta, and sales of investment securities. At March 31, 2003, we had $49.0 million of unfunded lines of credit and undisbursed construction loan funds of $46.5 million. Approved loan commitments were $13.2 million at March 31, 2003. It is anticipated that funding requirements for these commitments can be met from the normal sources of funds.

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

We use interest rate swaps that are accounted for as cash flow hedges to hedge the issuance of pools of certificates of deposit (CDs) which reprice with changes in market interest rates. Under the terms of these interest rate swaps, we are the fixed rate payer and the floating rate receiver. The floating rate on the interest rate swaps is tied to three-month LIBOR, which approximates the issuance rate on the pool of CDs. The combination of the swaps and the issuance of the pool of CDs operates to produce long-term fixed rate deposits. The fair value of the interest rate swap is recorded in other assets in the consolidated balance sheets with changes in the fair value included in other comprehensive income. To the extent that the hedge is not completely effective, the ineffective portion is charged or credited to other income or expense in the consolidated statements of income. The amounts recorded in other comprehensive income are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the CDs affect earnings.

We also use interest rate swaps that are accounted for as fair value hedges to hedge the issuance of individual fixed rate CDs. Under the terms of these interest rate swaps, we are the fixed rate receiver and the floating rate payer. The floating rate on the interest rate swaps is generally tied to three-month LIBOR, which approximates the issuance rate on the individual CDs. The combination of the swaps and the issuance of the individual CDs operates to produce long-term floating rate deposits. The terms of the CDs and the interest rate swaps mirror each other and were committed to simultaneously. Both the interest rate swap (included in other assets in the consolidated balance sheets) and the CDs are recorded at fair value, with changes in fair value included in the statements of income as interest expense.

We also use interest rate swaps that are accounted for as fair value hedges to hedge floating rate borrowings from the FHLB. Under the terms of these interest rate swaps, we are the fixed rate payer and the floating rate receiver. The floating rate on the interest rate swaps is generally tied to three-month LIBOR, which approximates the rate on the borrowings. The combination of the swaps and the borrowings operates to produce long-term fixed rate borrowings. The terms of the borrowings and the interest rate swaps mirror each other and were committed to simultaneously. Both the interest rate swap (included in other assets in the consolidated balance sheets) and the borrowings are recorded at fair value, with changes in fair value included in the statements of income as interest expense.

We incorporate all items from the consolidated balance sheet as well as off-balance sheet items such as derivative items used to hedge balance sheet items in an overall assessment of its interest rate risk. All on-balance sheet items and off-balance sheet items are incorporated in a report that is generated quarterly by a third pary that assesses the interest rate risk in different interest rate environments. The report shows how the market value of our portfolio value of equity changes when interest rates rise or fall 1%, 2%, and 3%. The report also shows the change in net interest income in the same interest rate change scenarios.

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

Management uses a duration gap of equity approach to manage our interest rate risk and reviews quarterly interest sensitivity reports prepared for us by a third party. This approach uses a model which generates estimates of the change in our market value of portfolio equity (“MVPE”) over a range of interest rate scenarios. MVPE is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts using standard industry assumptions about estimated loan prepayment rates, reinvestment rates and deposit decay rates.

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

The following table prepared by a third party sets forth an analysis of our interest rate risk as measured by the estimated change in MVPE resulting from instantaneous and sustained parallel shifts in the yield curve (plus or minus 300 basis points, measured in 100 basis point increments) as of March 31, 2003 and December 31, 2002:

Sensitivity of Market Value of Portfolio Equity
As of March 31, 2003
(dollars in thousands)

Change in Interest Rates In Basis Points (Rate Shock)	Market Value of Portfolio Equity			Market Value of Portfolio Equity as a % of

	Amount	$ Change From Base	% Change From Base	Total Assets	Portfolio Equity Book Value

Up 300	$83,159	$(28,862)	(25.76)%	8.10%	100.55%
Up 200	92,834	(19,187)	(17.13)	9.04	112.25
Up 100	102,889	(9,132)	(8.15)	10.02	124.41
Base	112,021	—	—	10.91	135.45
Down 100	118,890	6,869	6.13	11.57	143.75
Down 200	120,127	8,106	7.24	11.69	145.25
Down 300	124,285	12,264	10.95	12.10	150.28

Sensitivity of Market Value of Portfolio Equity
As of December 31, 2002
(dollars in thousands)

Change in Interest Rates In Basis Points (Rate Shock)	Market Value of Portfolio Equity			Market Value of Portfolio Equity as a % of

	Amount	$ Change From Base	% Change From Base	Total Assets	Portfolio Equity Book Value

Up 300	$77,014	$(19,033)	(19.82)%	7.94%	94.72%
Up 200	85,031	(11,016)	(11.47)	8.76	104.59
Up 100	93,808	(2,239)	(2.33)	9.67	115.38
Base	96,047	—	0.00	9.90	118.13
Down 100	100,057	4,010	4.18	10.31	123.07
Down 200	99,367	3,320	3.46	10.24	122.22
Down 300	97,493	1,446	1.51	10.05	119.91

The change in the market value of portfolio equity in the base case from $96.0 million at December 31, 2002 to $112.0 million at March 31, 2003 is due primarily to the fact that we were able to increase the spread to market rates on commercial loans and to decrease the spread to market rates on certificates of deposit during the quarter. This is also the reason that all of the percentage changes are greater as of March 31, 2003 than as of December 31, 2002.

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

Reports on Form 8-K
No reports on Form 8-K were filed during the quarter ended March 31, 2003.

SOUTHERN FINANCIAL BANCORP, INC.

Part III. SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN FINANCIAL BANCORP, INC.
(Registrant)
Date 5/15/2003	/s/ GEORGIA S. DERRICO

Georgia S. Derrico Chairman and Chief Executive Officer (Duly Authorized Representative)

Date 5/15/2003	/s/ WILLIAM H. LAGOS

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

May 15, 2003

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

May 15, 2003

/s/ PATRICIA A. FERRICK

Patricia A. Ferrick Chief Financial Officer and Senior Vice President