Form 10-Q
period 2003-06-30
SOUTHERN FINANCIAL BANCORP INC /VA/
filed 2003-08-14
CIK 914789

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the Quarter Ended:	Commission File No.:
June 30, 2003	0-22836

SOUTHERN FINANCIAL BANCORP, INC.

Virginia	54-1779978
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

37 East Main Street
Warrenton, Virginia	20186
(address of principal executive office)	(Zip Code)

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

As of July 22, 2003, there were 5,513,264 shares of the registrant’s Common Stock outstanding.

SOUTHERN FINANCIAL BANCORP, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2003

SOUTHERN FINANCIAL BANCORP, INC.

FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30,
	2003	December 31,
	(Unaudited)	2002
Assets
Cash and due from banks	$31,133	$28,705
Overnight earning deposits	72,004	64,693
Investment securities—available for sale	162,408	203,563
Investment securities—held to maturity	129,943	—
Loans held for sale	12,670	514
Loans receivable, net	623,388	594,323
Cash surrender value of life insurance	22,898	22,287
Premises and equipment, net	9,257	8,264
Intangible assets, net	14,327	14,558
Other assets	27,347	33,320

Total assets	$1,105,375	$970,227

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$856,978	$776,083
Advances from Federal Home Loan Bank—short term	3,000	—
Advances from Federal Home Loan Bank—long term	89,701	65,000
Company-obligated mandatorily redeemable securities of subsidiary holding solely parent debentures	23,000	13,000
Securities sold under agreements to repurchase	29,569	18,456
Other liabilities	18,115	16,385

Total liabilities	1,020,363	888,924

Stockholders’ equity
Preferred stock	—	—
Common stock	55	54
Capital in excess of par	81,714	81,167
Retained earnings	3,899	—
Accumulated other comprehensive income (loss)	(656)	82

Total stockholders’ equity	85,012	81,303

Total liabilities and stockholders’ equity	$1,105,375	$970,227

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN FINANCIAL BANCORP, INC.

FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Interest Income
Loans	$10,239	$8,355	$20,300	$16,391
Investment securities	2,949	3,940	5,821	8,725

Total interest income	13,188	12,295	26,121	25,116

Interest Expense
Deposits	2,589	3,324	5,272	7,042
Borrowings	1,091	719	1,938	1,692

Total interest expense	3,680	4,043	7,210	8,734

Net interest income	9,508	8,252	18,911	16,382
Provision for loan losses	1,105	1,560	2,320	3,060

Net interest income after provision for loan losses	8,403	6,692	16,591	13,322

Other Income
Account maintenance and electronic banking fees	791	641	1,567	1,285
Commercial service fees	181	125	350	241
Other loan fees	120	113	252	208
System maintenance and license fees	55	59	109	133
Income from bank owned life insurance	279	294	611	542
Gain on sale of loans	414	147	712	247
Gain (loss) on investment securities, net	(40)	83	(936)	(302)
Other	246	1	286	3

Total other income	2,046	1,463	2,951	2,357

Other Expense
Employee compensation and benefits	2,874	2,373	5,747	4,725
Premises, equipment and data processing	1,527	1,242	3,011	2,464
Other	979	718	1,816	1,399

Total other expense	5,380	4,333	10,574	8,588

Income before income taxes	5,069	3,822	8,968	7,091
Provision for income taxes	1,621	1,214	2,812	2,255

Net income	$3,448	$2,608	$6,156	$4,836

Earnings per common share:
Basic	$0.63	$0.53	$1.13	$0.98
Diluted	0.60	0.50	1.08	0.94
Dividends declared per common share	0.13	0.10	0.28	0.21
Weighted average shares outstanding:
Basic	5,439,575	4,931,166	5,432,175	4,929,235
Diluted	5,713,366	5,182,823	5,692,718	5,157,989

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN FINANCIAL BANCORP, INC.

FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Net income	$3,448	$2,608	$6,156	$4,836
Other comprehensive income:
Cash flow hedge:
Unrealized holding loss	(184)	(636)	(274)	(591)
Reclassification adjustment for net interest expense included in net income	201	170	395	338
Available-for-sale securities:
Unrealized holding gain (loss)	392	1,761	(2,192)	(1,132)
Reclassification adjustment for net (gains) losses included in net income	40	(83)	936	302

Other comprehensive income (loss) before tax	449	1,212	(1,135)	(1,083)
Income tax expense (benefit) related to items of other comprehensive income	157	424	(397)	(379)

Other comprehensive income (loss), net of tax	292	788	(738)	(704)

Comprehensive income	$3,740	$3,396	$5,418	$4,132

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN FINANCIAL BANCORP, INC.

FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Six Months Ended
	June 30,
	2003	2002
Cash flows from operating activities:
Net Income	$6,156	$4,837
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	749	765
Amortization of discounts or premiums on investment securities and loans, net	1,885	2,343
Provision for loan losses	2,320	3,060
Gain on sale of loans	(712)	(247)
Loss on sale of securities	936	302
Accretion of deferred loan fees	(921)	(641)
Loans originated—held for sale	(7,494)	(4,461)
Loans sold—held for sale	11,733	4,545
(Increase) decrease in other assets	4,601	(4,042)
Increase (decrease) in other liabilities	1,604	(8,455)

Net cash provided by (used in) operating activities	20,857	(1,994)

Cash flows from investing activities:
Increase in loans receivable	(45,624)	(88,384)
Purchase of investment securities, available-for-sale	(77,664)	(130,531)
Purchase of investment securities, held-to-maturity	(132,972)	—
Sale of investment securities, available-for-sale	56,263	106,358
Paydowns of investment securities, available-for-sale	60,253	91,879
Paydowns of investment securities, held-to-maturity	2,950	—
Purchase of bank owned life insurance	—	(5,000)
Increase in premises and equipment, net	(1,713)	(482)
Increase in other equity securities	(1,636)	(375)

Net cash used in investing activities	(140,143)	(26,535)

Cash flows from financing activities:
Net increase in deposits	81,061	13,937
Increase in advances from FHLB—short term	3,000	19,500
Increase in advances from FHLB—long term	25,000	—
Proceeds from Company-obligated mandatorily redeemable securities of subsidiary holding solely parent debentures	10,000	—
Increase in securities sold under agreements to repurchase	11,113	—
Proceeds from issuance of common stock	383	8
Dividends on preferred and common stock	(1,532)	(1,041)

Net cash provided by financing activities	129,025	32,404

Net increase in cash and cash equivalents	9,739	3,875
Cash and cash equivalents, beginning of period	93,398	28,459

Cash and cash equivalents, end of period	$103,137	$32,334

SUPPLEMENTAL DATA
Cash payments for interest on deposits and borrowings, net of cash payments on interest rate swaps	$(2,575)	$520
Cash payments for income taxes	$—	$4,430

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN FINANCIAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and, therefore, do not include all information or footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments which are, in the opinion of management, necessary for a fair presentation have been included. All adjustments are of a normal recurring nature. The results of operations for the three and six-month periods ended June 30, 2003 are not necessarily indicative of the results of the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in Southern Financial Bancorp, Inc.’s (“Southern Financial”) Annual Report and Form 10-K for the year ended December 31, 2002.

STOCK-BASED COMPENSATION

Southern Financial adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), “Accounting for Stock-Based Compensation” and Statement of Financial Accounting Standards No. 148 (SFAS No. 148), “Accounting for Stock-Based Compensation—Transition and Disclosure.” These statements allow an entity to continue to measure compensation cost for these plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 (APB No.25), “Accounting for Stock Issued to Employees.” Southern Financial has elected to follow APB No. 25 and related interpretations in accounting for its employee stock options.

Pro forma information regarding net income and earnings per share as required by SFAS No. 123 and SFAS No. 148 has been determined as if Southern Financial had accounted for its employee stock options under the fair value method. The fair value of all currently outstanding options was estimated at the date of the grant using a Black-Scholes option pricing model. Pro forma results are presented in the following table:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands, except per share data)	2003	2002	2003	2002

Net income:
As reported	$3,448	$2,608	$6,156	$4,837
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted, net of related tax effects	(146)	(178)	(244)	(280)

Pro forma net income	$3,302	$2,430	$5,912	$4,557

Basic earnings per share:
As reported	0.63	0.53	1.13	0.98
Pro forma	0.61	0.49	1.09	0.92
Diluted earnings per share:
As reported	0.60	0.50	1.08	0.94
Pro forma	0.58	0.47	1.04	0.88

NOTE 2—INVESTMENT SECURITIES

The following table sets forth the investment securities portfolio as of the dates indicated:

	June 30, 2003		December 31, 2002
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
		(dollars in thousands)
Available-for-sale securities:
Mortgage-backed securities	$68,053	$68,550	$74,340	$74,892
Collateralized mortgage obligations	34,678	34,341	83,073	83,860
Obligations of counties and municipalities	9,902	10,000	9,900	10,000
Corporate obligations	42,030	41,336	28,046	26,997
U.S. Treasury and agency securities	999	1,013	2,258	2,282
Federal Home Loan Bank stock	4,650	4,650	3,500	3,500
Federal Reserve Bank stock	2,034	2,034	1,537	1,537
Other equity securities	484	484	495	495

Total classified as investment securities	162,830	162,408	203,149	203,563
Debt obligations classified as loans	24,289	25,044	31,567	32,543

	$187,119	$187,452	$234,716	$236,106

Held-to-maturity securities:
Mortgage-backed securities	$69,534	$70,101	$—	$—
Collateralized mortgage obligations	57,391	58,440	—	—
Corporate obligations	3,018	3,074	—	—

	$129,943	$131,615	$—	$—

NOTE 3—DERIVATIVE FINANCIAL INSTRUMENTS

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

We also use interest rate swaps that are accounted for as fair value hedges to hedge the issuance of individual fixed rate CDs. Under the terms of these interest rate swaps, we are the fixed rate receiver and the floating rate payer. The floating rate on the interest rate swaps is tied to three-month LIBOR. The combination of the swaps and the issuance of individual CDs operates to produce long-term floating rate deposits. The terms of the CDs and the interest rate swaps mirror each other and were committed simultaneously. Changes in the fair value of the fair value hedges are accounted for in the income statement, as are changes in the fair value of the certificates of deposit.

We also use interest rate swaps that are accounted for as fair value hedges to hedge floating rate borrowings from the Federal Home Loan Bank of Atlanta (FHLB). Under the terms of these interest rate swaps, we are the fixed rate payer and the floating rate receiver. The floating rate on the interest rate swaps is equal to three-month LIBOR. The combination of the swaps and the borrowing from FHLB operates to produce long-term fixed rate borrowings. The terms of the borrowings and the interest rate swaps mirror each other and were committed simultaneously. Changes in the fair value of the fair value hedges are accounted for in the income statement, as are changes in the fair value of the borrowings.

During the quarter ended June 30, 2003, we entered into interest rate swap agreements totaling $72.5 million in connection with the issuance of like amounts of our certificates of deposit. These interest rate swap agreements are accounted for as fair value hedges. During the quarter ended June 30, 2003, ten interest rate swaps with a notional amount of $75 million were terminated with no resulting gain or loss.

During the six months ended June 30, 2003, we entered into interest rate swap agreements totaling $172.5 million in connection with the issuance of like amounts of our certificates of deposit. These interest rate swap agreements are accounted for as fair value hedges. We also entered into an interest rate swap agreement totaling $25 million in connection with a $25 million borrowing from the FHLB. This interest rate swap agreement is also accounted for as a fair value hedge. During the six months ended June 30, 2003, 19 interest rate swaps with a notional amount of $142.5 million were terminated with no resulting gain or loss. Total interest rate swaps outstanding as of June 30, 2003 had a notional amount of $342.5 million and an estimated fair value of $3.9 million. Interest rate swaps accounted for as cash flow hedges had a notional amount of $20 million and an estimated fair value of $(1.2) million. Interest rate swaps accounted for as fair value hedges had a notional amount of $322.5 million and an estimated fair value of $5.1 million.

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

NOTE 4—LOANS RECEIVABLE

Loans receivable consist of the following:

	June 30,	December 31,
	2003	2002
	(dollars in thousands)
Construction and land development
Residential	$50,727	$40,575
Commercial	58,084	42,052
Mortgage
Residential	64,310	77,697
Multifamily Residential	8,685	9,438
Commercial	282,376	253,958
Commercial and Industrial	163,960	170,776
Consumer	9,139	12,889

Total loans receivable	637,281	607,385
Less:
Deferred loan fees, net	3,226	2,805
Allowance for loan losses	10,667	10,257

Loans receivable, net	$623,388	$594,323

Debt obligations in the amount of $25 million are classified as commercial and industrial loans in the table above as of June 30, 2003. Debt obligations in the amount of $32.5 million are classified as commercial and industrial loans as of December 31, 2002.

The following sets forth information regarding the allowance for loan losses:

	Six Months	Six Months
	Ended	Ended
	06/30/2003	06/30/2002
	(dollars in thousands)
Allowance at beginning of period	$10,257	$7,354

Provision for losses charged to income	2,320	3,060
Charge-offs	(3,026)	(2,445)
Recoveries	1,116	654

Allowance at end of period	$10,667	$8,623

The following table sets forth information regarding past due and nonperforming assets as of the periods indicated:

	At June 30,	At December 31,
	2003	2002
	(dollars in thousands)
Accruing loans 90 days or more delinquent:
Commercial and industrial	$—	$154

Nonperforming loans:
Mortgage-residential	—	158
Mortgage-commercial	249	874
Commercial and industrial (1)	4,044	1,239

Subtotal	4,293	2,271

Other real estate owned	—	—

Total nonperforming assets	$4,293	$2,271

Nonperforming assets to total assets	0.39%	0.23%
Nonperforming assets to total loans and other real estate owned	0.67%	0.37%

(1)	Includes $1.7 million and $822 thousand of loans guaranteed by the Small Business Administration (SBA) at June 30, 2003 and December 31, 2002 respectively.

NOTE 5—EARNINGS PER SHARE

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential dilutive common stock:

	For the three months ended
	June 30, 2003			June 30, 2002
	(Dollars in thousands, except per share amounts)
	Amount	Shares	Per Share Amount	Amount	Shares	Per Share Amount
Net income	$3,448			$2,608
Preferred dividends	(1)			(3)

Basic earnings per share	$3,447	5,439,575	$0.63	$2,605	4,931,166	$0.53

Effect of dilutive securities:
Stock options		265,781			223,859
Convertible preferred stock		8,010			27,799

Diluted earnings per share	$3,448	5,713,366	$0.60	$2,608	5,182,823	$0.50

	For the six months ended
	June 30, 2003			June 30, 2002
	(Dollars in thousands, except per share amounts)
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$6,156			$4,837
Preferred dividends	(4)			(6)

Basic earnings per share	$6,152	5,432,175	$1.13	$4,831	4,929,235	$0.98

Effect of dilutive securities:
Stock options		252,533			200,956
Convertible preferred stock		8,010			27,799

Diluted earnings per share	$6,156	5,692,718	$1.08	$4,837	5,157,989	$0.94

NOTE 6—INTANGIBLE ASSETS

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (SFAS No. 142) was issued in June 2001. It discontinues amortization of intangible assets unless they have finite useful lives, and, instead, requires that they be tested at least annually for impairment by comparing their fair values with their recorded amounts. SFAS No. 142 also requires disclosure of the changes in the carrying amounts of goodwill from period to period, the carrying amounts of intangible assets by major intangible asset class for those subject to and not subject to amortization, and the estimated intangible asset amortization expense for the next five years. We adopted SFAS No. 142 as of January 1, 2002, and therefore, discontinued the amortization of goodwill on January 1, 2002. During 2002, we evaluated impairment of goodwill under SFAS No. 142, and we determined there was no impairment of the goodwill.

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

Data concerning various intangible assets is presented in the following tables:

	June 30, 2003		December 31, 2002		June 30, 2002
(dollars in thousands)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization

Amortizable core deposit intangibles	$2,996	$(596)	$3,966	$(447)	$1,566	$(288)
Amortizable other intangibles	361	(230)	361	(219)	361	(185)
Unamortizable goodwill	11,941	(145)	11,042	(145)	1,587	(145)

		Core Deposit
Amortization expense: (dollars in thousands)	Other	Intangibles
Three months ended June 30, 2003	$5	$75
Three months ended June 30, 2002	17	39
Six months ended June 30, 2003	10	150
Six months ended June 30, 2002	34	79

		Core Deposit
Estimated amortization expense: (dollars in thousands)	Other	Intangibles
Six months ended December 31, 2003	$10	$150
Year ended December 31,
2004	$20	$300
2005	20	300
2006	20	300
2007	20	300
2008	20	300

NOTE 7—LETTERS OF CREDIT

The Bank issues financial standby letters of credit and performance standby letters of credit. A financial standby letter of credit obligates the Bank to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument. A performance standby letter of credit obligates the Bank to pay a third-party beneficiary when a customer fails to perform some contractual non-financial obligation. Both types of standby letters of credit are generally issued for terms ranging from six months to three years. The Bank generally requires collateral to support the letters of credit in excess of the contractual amount of the instruments and essentially uses the same credit policies in issuing letters of credit as it does for on-balance sheet instruments. At June 30, 2003, the Bank had performance standby letters of credit outstanding in the amount of $9.8 million and financial standby letters of credit outstanding in the amount of $2.2 million. Financial Accounting Standards Board Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN No. 45), took effect January 1, 2003, and did not have a material impact on the Company.

NOTE 8—NEW FINANCIAL ACCOUNTING STANDARDS

On April 30, 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly, clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, and clarifies when a derivative contains a financing component that warrants reporting in the statement of cash flows. SFAS No. 149 is effective on a prospective basis for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Southern Financial is currently evaluating the impact SFAS No. 149 will have on its operations.

On May 30, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity.” It establishes standards for issuers’ classification as liabilities in the statement of financial position of financial instruments that have characteristics of both liabilities and equity, including financial instruments that are mandatorily redeemable on a fixed or determinable date. Our Company-obligated mandatorily redeemable securities of subsidiary holding solely parent debentures (“trust preferred securities”) meet that description. The statement is effective at the beginning of the first interim period beginning after June 15, 2003. The current classification of our trust preferred securities is appropriate under the new statement; therefore the statement will not have a material impact on Southern Financial.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities: an interpretation of ARB No. 51.” This interpretation addresses the issue of consolidation of variable interest entities, which were previously commonly referred to as special-purpose entities (“SPEs”). Generally, in a variable interest entity the equity investment at risk is not sufficient to allow the entity to function without subordinated financial support from other parties that absorb some of the expected losses and the equity investors do not have the essential characteristics of a controlling financial interest. According to FIN 46, if a business has a controlling financial interest in a variable interest entity, the assets, liabilities and operating results of the variable interest entity should be consolidated with the business, even if the business does not have voting control of the variable interest entity. FIN 46 also requires disclosure of other significant variable interests in other variable interest entities. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to interest in variable interest entities acquired after that date. FIN 46 also applies to the first interim or fiscal periods beginning after June 15, 2003 for those variable interest entities in which a business holds an interest that was acquired before February 1, 2003. Southern Financial currently has no variable interest entities that require consolidation of previously unconsolidated entities or disclosure in the financial statements.

FIN 46 may, however, have implications for how our trust preferred securities are reported in the consolidated financial statements. The trust formed to issue the trust preferred securities might no longer be consolidated if the economic risks associated with the trust are held by the holders of the trust preferred securities rather than Southern Financial, which has a controlling equity interest. It would mean that Southern Financial would no longer consolidate the trust preferred securities as minority interest but, rather, would hold debt payable to a related party. This change may also impact regulatory capital as further described in “Regulatory Capital Requirements” in Management’s Discussion and Analysis.

NOTE 9—SUBSEQUENT EVENT

Southern Financial signed a definitive merger agreement on July 24, 2003 providing for the merger of Essex Bancorp, Inc. (Essex) into Southern Financial Bancorp, Inc. Southern Financial will issue up to 896,178 shares of its common stock for all the issued and outstanding common stock of Essex. Immediately prior to the merger, the agreement affects a spin-off of Essex’s wholly-owned subsidiary, Essex Home Mortgage Servicing Corporation (LoanCare). Following the merger Southern Financial will own 24.9% of LoanCare. The transaction is expected to close in the first quarter of 2004, and the agreement is subject to customary conditions, including shareholder and regulatory approval.

SOUTHERN FINANCIAL BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Total assets increased to $1.1 billion at June 30, 2003, from $970.2 million at December 31, 2002, an increase of 13.9%. Total loans receivable increased 27.8% compared from June 30, 2002 to June 30, 2003, in part as a result of the $71 million in loans acquired through the Metro-County acquisition that was completed during the third quarter of 2002. Loan growth increased 6.9% from December 31, 2002. Loans closed for the first six months of 2003 totaled $142.3 million, a 9.7% increase when compared with the first six months of 2002. Further, the loan pipeline as of June 30, 2003 was approximately $100 million, compared with approximately $55 million as of June 30, 2002. Investment securities increased to $292.4 million or 43.6% from December 31, 2002 to June 30, 2003, including $129.9 million of securities classified as held to maturity. The investment securities increased to partially lever the trust preferred securities issued during the second quarter. Deposits and borrowings funded the loan growth.

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

	Six Months Ended June 30,
	2003			2002
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/Rate Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/Rate Rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans	$636,955	$20,300	6.40%	$446,734	$16,391	7.34%
Securities	247,754	5,717	4.62	285,789	8,671	6.07
Investments	18,185	104	1.14	8,151	54	1.32

Total interest-earning assets	902,894	26,121	5.79%	740,674	25,116	6.78%
Less allowance for loan losses	10,758			7,915

Total interest-earning assets, net of allowance	892,136			732,759
Noninterest-earning assets:
Bank owned life insurance	22,568			19,774
Other noninterest-earning assets	61,335			35,522

Total assets	$976,039			$788,055

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$43,556	$101	0.46%	$35,820	$199	1.11%
Savings and money market accounts	108,539	414	0.76	91,280	736	1.61
Time deposits	491,115	4,757	1.94	438,228	6,107	2.79
Other borrowings	126,092	1,118	1.77	67,240	976	2.90
Company-obligated mandatorily redeemable 11.0% preferred securities of Southern Financial Capital Trust I	5,000	286	11.44	5,000	286	11.44
Company-obligated mandatorily redeemable 10.60% preferred securities of Southern Financial Statutory Trust I	8,000	430	10.74	8,000	430	10.74
Company-obligated mandatorily redeemable floating rate preferred securities of Southern Financial Capital Trust III	4,333	104	4.63	—	—	—

Total interest-bearing liabilities	786,635	7,210	1.83%	645,568	8,734	2.71%
Noninterest-bearing liabilities:
Demand deposits	87,288			66,842
Other liabilities	19,470			10,256

Total liabilities	893,393			722,666
Stockholders’ equity	82,646			65,389

Total liabilities and stockholder’ equity	$976,039			$788,055

Net interest income		$18,911			$16,382

Net interest spread			3.96%			4.07%
Net interest margin			4.19%			4.42%

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

	The Six Months Ended
	June 30, 2003
	Compared to
	The Six Months Ended
	June 30, 2002
	Volume	Rate	Net
	(dollars in thousands)
Interest income
Loans receivable	$6,234	$(2,325)	$3,909
Investments	(773)	(2,131)	(2,904)

Total interest income	5,461	(4,456)	1,005

Interest expense
Interest-bearing deposits	873	(2,643)	(1,770)
Borrowings	1,006	(760)	246

Total interest expense	1,879	(3,403)	(1,524)

Net interest income	$3,582	$(1,053)	$2,529

Our net income was $3.4 million ($.60 diluted earnings per share) for the quarter ended June 30, 2003, an increase of 32.2% over the $2.6 million ($.50 diluted earnings per share) earned for the quarter ended June 30, 2002. The increase in net income for the quarter ended June 30, 2003 compared with the prior year second quarter was primarily due to increased net interest income driven by the higher level of earning assets. Net income was positively impacted by increased fee income, a decrease in the provision for loan losses, and net gains in other assets. Conversely, operating expenses and net losses on investment securities increased for the quarter. For the six months ended June 30, 2003, net income was $6.2 million ($1.08 diluted earnings per share), an increase of 27.3% from $4.8 million ($.94 diluted earnings per share), for the six months ended June 30, 2002. The increase was primarily due to earning asset growth and increased non-interest income, and decrease in provision for loan losses partially offset by increases in non-interest expenses and the provision for income taxes.

Net interest income for the quarter was $9.5 million, an increase of 15.2% over the same quarter in the prior year. The increase in net interest income was primarily due to growth in earning assets resulting from loan originations, loans acquired through the Metro County Bank merger, and purchases of investment securities. Average earning assets increased 30.4% to $940 million for the quarter ended June 30, 2003 compared with the same quarter in 2002. The net interest margin was 4.04% and 4.58% for the same respective quarters. The margin compression during the respective quarters resulted primarily from multiple Federal Reserve rate cuts, which contributed, to a reduction in the yields on loans and investment securities in excess of the reduction to our cost of funds. Further, the related prepayments accelerated the amortization of residential interest-only securities over the last four quarters, which negatively impacted the yield on investment securities. In addition, the margin compressed further during the second quarter of 2003 from 4.35% for the first quarter of 2003, primarily due to the issuance of $10 million in floating trust preferred debt in April of 2003, which increased the cost of funds compared with the previous quarter. The yield on earning assets declined further as we partially levered the trust preferred securities with investment securities versus loan growth.

Net interest income for the six months ended June 30, 2003 was $18.9 million, an increase of 15.4% over the same period in the prior year. The increase in net interest income was primarily due to growth in earning assets resulting from loan originations, loans acquired through the Metro County Bank merger, and purchases of investment securities. Average earning assets increased 21.9% to $902.9 million for the six months ended June 30, 2003 compared with the same period in 2002. The net interest margin was 4.19% and 4.42% for the same respective periods.

Credit quality for the second quarter of 2003 remained sound. For the quarters ended June 30, 2003 and 2002, annualized net charge-offs were .77% and .43% of average loans, respectively. For the six months ended June 30, 2003 and 2002, respectively, the annualized net charge-offs were .60% and .80%. The ratios of allowance for loan losses to loans receivable outstanding were 1.68% and 1.70% at June 30, 2003 and 2002, respectively, and the ratio of nonperforming assets to total assets was .39% and .28%, during the same respective periods. The ratio of nonperforming assets to total assets improved slightly from the first quarter of 2003 when it was .24%. We continue to monitor the loan portfolio and make charge-offs we deem appropriate, particularly given the uncertainty in the U.S. economy. Due to the uncertainty of risks in the loan portfolio, management’s judgement of the amount of the allowance necessary to absorb loan losses is approximate; however, management believes that the allowance for loan losses at June 30, 2003 is the amount necessary to absorb known and inherent losses in the loan portfolio at that date.

Total non-interest income increased to $2.0 million from $1.5 million for the quarters ended June 30, 2003 and 2002, respectively. As of June 30, 2003, there was no remaining balance of residential interest-only securities after the second quarter write-down of $289 thousand. The components of non-interest income other than net gains and losses on investment securities and other assets increased by 33.8% for the quarters ended June 30, 2003 and 2002, respectively. Areas of increase included account maintenance and electronic banking fees, other loan fees, fees generated from commercial service products including lockbox fees, and gains on sale of loans.

Total non-interest expenses for the quarter were $5.4 million, an increase of 24.2% when compared to the second quarter of 2002. This increase was largely due to operating expenses associated with Metro-County Bank and the de novo branch in Charlottesville, which opened in February. Employee compensation and benefits, which represents 53.4% of total expenses, increased 21.1%, due to the personnel added from the Metro-County merger and the new branch, with the remaining increases due to merit increases and other new hires to support the expanding customer base. Including the Metro-County related expenses, the efficiency ratio remained strong at 46.68% for the second quarter of 2003 compared with 45.80% and 44.41% for the quarters ended March 31, 2003 and June 30, 2002. The efficiency ratio has remained below 50% since the first quarter of 2002.

Regulatory Capital Requirements

At June 30, 2003 we exceeded all regulatory capital standards.

As a result of FASB Financial Interpretation No. 46 (FIN 46), the trust formed by us to issue our trust preferred securities might no longer be consolidated, thus raising the issue of whether the debentures issued by this trust will continue to be recognized as regulatory capital. On July 2, 2003, however, the Federal Reserve issued instructions, stating that “Organizations should continue to include trust preferred securities… in their Tier I capital for regulatory capital purposes… until notice is given to the contrary.” Southern Financial is closely monitoring this issue.

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

During the six months ended June 30, 2003, we funded our financial obligations with deposits, borrowings from the Federal Home Loan Bank of Atlanta, issuance of capital trust securities, and sales of investment securities. At June 30, 2003, we had $51.5 million of unfunded lines of credit and undisbursed construction loan funds of $49.6 million. Approved loan commitments were $29.9 million at June 30, 2003. It is anticipated that funding requirements for these commitments can be met from the normal sources of funds.

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

A loan is considered impaired when, based on all current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the agreement, including all scheduled principal and interest payments. Such impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate or, as a practical expedient, impairment may be measured based on the loan’s observable market price, or if, the loan is collateral—dependent, the fair value of the collateral. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance. Loans for which foreclosure is probable continue to be accounted for as loans.

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

We also use interest rate swaps that are accounted for as fair value hedges to hedge the issuance of individual fixed rate CDs. Under the terms of these interest rate swaps, we are the fixed rate receiver and the floating rate payer. The floating rate on the interest rate swaps is tied to three-month LIBOR, which approximates the issuance rate on the individual CDs. The combination of the swaps and the issuance of the individual CDs operates to produce long-term floating rate deposits. The terms of the CDs and the interest rate swaps mirror each other and were committed to simultaneously. Both the interest rate swap (included in other assets in the consolidated balance sheets) and the CDs are recorded at fair value, with changes in fair value included in the statements of income as interest expense.

We also use interest rate swaps that are accounted for as fair value hedges to hedge floating rate borrowings from the FHLB. Under the terms of these interest rate swaps, we are the fixed rate payer and the floating rate receiver. The floating rate on the interest rate swaps is equal to three-month LIBOR, which is the same as the rate on the borrowings. The combination of the swaps and the borrowings operates to produce long-term fixed rate borrowings. The terms of the borrowings and the interest rate swaps mirror each other and were committed to simultaneously. Both the interest rate swap

(included in other assets in the consolidated balance sheets) and the borrowings are recorded at fair value, with changes in fair value included in the statements of income as interest expense.

We incorporate all items from the consolidated balance sheet as well as off-balance sheet items such as derivative items used to hedge balance sheet items in an overall assessment of its interest rate risk. All on-balance sheet items and off-balance sheet items are incorporated in a report that is generated quarterly by a third party that assesses the interest rate risk in different interest rate environments. The report shows how the market value of our portfolio value of equity changes when interest rates rise or fall 1%, 2%, and 3%. The report also shows the change in net interest income in the same interest rate change scenarios.

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

Item 3—Quantitative and Qualitative Disclosure about Market Risk

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

The following table prepared by a third party sets forth an analysis of our interest rate risk as measured by the estimated change in MVPE resulting from instantaneous and sustained parallel shifts in the yield curve (plus or minus 300 basis points, measured in 100 basis point increments) as of June 30, 2003 and December 31, 2002:

Sensitivity of Market Value of Portfolio Equity

As of June 30, 2003

(dollars in thousands)

Change in Interest Rates	Market Value of Portfolio Equity			Market Value of Portfolio Equity as a % of
In Basis Points (Rate Shock)	Amount	$ Change From Base	% Change From Base	Total Assets	Portfolio Equity Book Value

Up 300	$75,859	$(37,297)	(32.96)%	6.86%	89.23%
Up 200	88,698	(24,458)	(21.61)	8.02	104.34
Up 100	102,169	(10,987)	(9.71)	9.24	120.18
Base	113,156	—	—	10.24	133.11
Down 100	119,298	6,142	5.43	10.79	140.33
Down 200	124,850	11,694	10.33	11.29	146.86
Down 300	130,692	17,536	15.50	11.82	153.73

Sensitivity of Market Value of Portfolio Equity As of December 31, 2002 (dollars in thousands)

Change in Interest Rates	Market Value of Portfolio Equity			Market Value of Portfolio Equity as a % of
In Basis Points (Rate Shock)	Amount	$ Change From Base	% Change From Base	Total Assets	Portfolio Equity Book Value

Up 300	$77,014	$(19,033)	(19.82)%	7.94%	94.72%
Up 200	85,031	(11,016)	(11.47)	8.76	104.59
Up 100	93,808	(2,239)	(2.33)	9.67	115.38
Base	96,047	—	0.00	9.90	118.13
Down 100	100,057	4,010	4.18	10.31	123.07
Down 200	99,367	3,320	3.46	10.24	122.22
Down 300	97,493	1,446	1.51	10.05	119.91

The change in the market value of portfolio equity in the base case from $96.0 million at December 31, 2002 to $113.2 million at June 30, 2003 is due primarily to the fact that we were able to increase the spread to market rates on commercial loans and to decrease the spread to market rates on certificates of deposit during the quarter. This is also the reason that most of the percentage changes are greater as of June 30, 2003 than as of December 31, 2002.

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

Item 4—Controls and Procedures

Our management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and, based on their evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Not applicable

Item 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on April 24, 2003 at 2:00 p.m. at the Fauquier Springs Country Club, Springs Road, Warrenton, Virginia. The following is a summary of items voted upon at the meeting:

1.	The following Directors were elected to serve three year terms expiring in the year 2006:

John C. Belotti (4,576,971 for; 21,864 against)

Neil J. Call (4,573,287 for; 25,548 against)

David de Give (4,550,013 for; 48,822 against)

R. Roderick Porter (4,552,153 for; 46,682 against)

2.	A proposal to adopt the Southern Financial Bancorp, Inc. 2003 Stock Incentive Plan was approved by the following vote: for 4,283,596; against 300,359; abstain 23,480

3.	The appointment of KPMG LLP as independent auditors for the year ending December 31, 2003 was approved by the following vote: for 4,598,829; against 2,453; abstain 6,152

Item 5.    OTHER INFORMATION

Not applicable

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

Exhibits Required

31.1    Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2    Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1    Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

We filed a report on Form 8-K on April 25, 2003 to file as an exhibit a copy of our press release dated April 24, 2003 announcing our earnings for the three months ended March 31, 2003.

SOUTHERN FINANCIAL BANCORP, INC.

Part III.    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN FINANCIAL BANCORP, INC.
(Registrant)

Date	08/14/2003	/s/ Georgia S. Derrico

Georgia S. Derrico
Chairman and
Chief Executive Officer
(Duly Authorized Representative)

Date	08/14/2003	/s/ William H. Lagos

William H. Lagos
Senior Vice President and Controller
Principal Accounting Officer
(Duly Authorized Representative)