Form 10-Q
period 2003-09-30
SOUTHERN FINANCIAL BANCORP INC /VA/
filed 2003-11-14
CIK 914789

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the Quarter Ended: September 30, 2003	Commission File No.: 0-22836

SOUTHERN FINANCIAL BANCORP, INC.

Virginia	54-1779978
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

37 East Main Street Warrenton, Virginia	20186
(address of principal executive office)	(Zip Code)

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

As of October 31, 2003, there were 6,074,319 shares of the registrant’s Common Stock outstanding.

SOUTHERN FINANCIAL BANCORP, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2003

SOUTHERN FINANCIAL BANCORP, INC.

FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30, 2003 (Unaudited)	December 31, 2002
Assets
Cash and due from banks	$23,346	$28,705
Overnight earning deposits	6,822	64,693
Investment securities - available for sale	153,082	203,563
Investment securities - held to maturity	237,992	—
Loans held for sale	13,406	514
Loans receivable, net	603,606	594,323
Cash surrender value of life insurance	23,138	22,287
Premises and equipment, net	9,073	8,264
Intangible assets, net	14,247	14,558
Other assets	22,194	33,320

Total assets	$1,106,906	$970,227

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$750,022	$776,083
Advances from Federal Home Loan Bank - short term	35,000	—
Advances from Federal Home Loan Bank - long term	64,842	65,000
Company-obligated mandatorily redeemable securities of subsidiary holding solely parent debentures	23,000	13,000
Securities sold under agreements to repurchase	136,593	18,456
Other liabilities	10,228	16,385

Total liabilities	1,019,685	888,924

Stockholders’ equity
Preferred stock	—	—
Common stock	61	54
Capital in excess of par	89,365	81,167
Retained earnings	—	—
Accumulated other comprehensive income (loss)	(2,205)	82

Total stockholders’ equity	87,221	81,303

Total liabilities and stockholders’ equity	$1,106,906	$970,227

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN FINANCIAL BANCORP, INC.

FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Interest Income
Loans	$10,045	$9,698	$30,345	$26,089
Investment securities	3,762	2,941	9,583	11,666

Total interest income	13,807	12,639	39,928	37,755

Interest Expense
Deposits	2,443	3,747	7,715	10,789
Borrowings	1,333	732	3,271	2,425

Total interest expense	3,776	4,479	10,986	13,214

Net interest income	10,031	8,160	28,942	24,541
Provision for loan losses	1,235	950	3,555	4,010

Net interest income after provision for loan losses	8,796	7,210	25,387	20,531

Other Income
Account maintenance and electronic banking fees	783	675	2,350	1,960
Commercial service fees	171	150	522	391
Other loan fees	188	89	440	297
System maintenance and license fees	43	43	152	176
Income from bank owned life insurance	240	293	851	834
Gain on sale of loans	560	217	1,272	465
Gain (loss) on investment securities, net	3	(103)	(934)	(405)
Other	13	(15)	299	(12)

Total other income	2,001	1,349	4,952	3,706

Other Expense
Employee compensation and benefits	3,076	2,556	8,824	7,281
Premises, equipment and data processing	1,515	1,362	4,526	3,825
Other	1,070	719	2,886	2,119

Total other expense	5,661	4,637	16,236	13,225

Income before income taxes	5,136	3,922	14,103	11,012
Provision for income taxes	1,660	1,247	4,471	3,501

Net income	$3,476	$2,675	$9,632	$7,511

Earnings per common share:
Basic	$0.58	$0.47	$1.61	$1.36
Diluted	0.55	0.45	1.53	1.30
Dividends declared per common share	0.17	0.09	0.42	0.28
Weighted average shares outstanding:
Basic	6,026,827	5,670,470	5,992,725	5,505,839
Diluted	6,319,805	5,973,405	6,279,405	5,774,545

The accompanying notes are an integral part of these consolidated financial statements

SOUTHERN FINANCIAL BANCORP, INC.

FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income	$3,476	$2,675	$9,632	$7,511
Other comprehensive income (loss):
Cash flow hedge:
Unrealized holding gain (loss)	82	(546)	(192)	(1,136)
Reclassification adjustment for net interest expense included in net income	214	176	608	514
Available-for-sale securities:
Unrealized holding loss	(2,676)	(256)	(4,868)	(1,388)
Reclassification adjustment for net (gains) losses included in net income	(3)	103	934	405

Other comprehensive loss before tax	(2,383)	(523)	(3,518)	(1,605)
Income tax benefit related to items of other comprehensive income	(834)	(183)	(1,231)	(562)

Other comprehensive loss, net of tax	(1,549)	(340)	(2,287)	(1,043)

Comprehensive income	$1,927	$2,335	$7,345	$6,468

The accompanying notes are an integral part of these consolidated financial statements

SOUTHERN FINANCIAL BANCORP, INC.

FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net Income	$9,632	$7,511
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,123	1,189
Amortization of discounts or premiums on investment securities and loans, net	2,559	4,388
Provision for loan losses	3,555	4,010
Gain on sale of loans	(1,272)	(465)
Loss on sale of securities	934	405
Accretion of deferred loan fees	(1,508)	(956)
Loans originated - held for sale	(10,514)	(5,820)
Loans sold - held for sale	20,945	5,852
(Increase) decrease in other assets	5,648	(6,455)
Decrease in other liabilities	(6,575)	(8,060)

Net cash provided by operating activities	24,527	1,599

Cash flows from investing activities:
Increase in loans receivable	(31,791)	(117,098)
Purchase of investment securities, available-for-sale	(87,785)	(203,670)
Purchase of investment securities, held-to-maturity	(258,005)	—
Sale of investment securities, available-for-sale	58,278	155,221
Paydowns of investment securities, available-for-sale	75,649	112,660
Paydowns of investment securities, held-to-maturity	19,761	—
Purchase of bank owned life insurance	—	(5,000)
Cash paid for merger	—	(6,842)
Cash acquired from merger	—	13,719
Increase in premises and equipment, net	(1,887)	(870)
Increase in other equity securities	(2,336)	(682)

Net cash used in investing activities	(228,116)	(52,562)

Cash flows from financing activities:
Net increase (decrease) in deposits	(20,901)	80,547
Increase (decrease) in advances from FHLB - short term	10,000	(23,500)
Increase in advances from FHLB - long term	25,000	—
Proceeds from Company-obligated mandatorily redeemable securities of subsidiary holding solely parent debentures	10,000	—
Increase in securities sold under agreements to repurchase	118,137	5,682
Proceeds from issuance of common stock	383	8
Dividends on preferred and common stock	(2,260)	(1,561)

Net cash provided by financing activities	140,359	61,176

Net increase (decrease) in cash and cash equivalents	(63,230)	10,213
Cash and cash equivalents, beginning of period	93,398	28,459

Cash and cash equivalents, end of period	$30,168	$38,672

Supplemental data:
Cash payments for interest on deposits and borrowings, net of cash payments on interest rate swaps	$(4,651)	$(262)
Cash payments for income taxes	$375	$5,530
Supplemental schedule of noncash investing and financing activities:
Issuance of common stock for purchase accounting acquisition	$—	$10,246
Common stock issued for stock dividend	$21,950	$—
Unrealized loss on investment securites available-for-sale	$(3,934)	$(983)
Unrealized gain (loss) on interest rate swaps	$(5,962)	$8,205
Transfer to loans held for sale from loans receivable	$22,216	$—

The accompanying notes are an integral part of these consolidated financial statements

SOUTHERN FINANCIAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and, therefore, do not include all information or footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments which are, in the opinion of management, necessary for a fair presentation have been included. All adjustments are of a normal recurring nature. The results of operations for the three and nine-month periods ended September 30, 2003 are not necessarily indicative of the results of the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in Southern Financial Bancorp, Inc.’s (“Southern Financial”) Annual Report and Form 10-K for the year ended December 31, 2002.

STOCK-BASED COMPENSATION

Southern Financial adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), “Accounting for Stock-Based Compensation” and Statement of Financial Accounting Standards No. 148 (SFAS No. 148), “Accounting for Stock-Based Compensation – Transition and Disclosure.” These statements allow an entity to continue to measure compensation cost for these plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 (APB No.25), “Accounting for Stock Issued to Employees.” Southern Financial has elected to follow APB No.25 and related interpretations in accounting for its employee stock options.

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

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share data)	2003	2002	2003	2002
Net income:
As reported	$3,476	$2,675	$9,632	$7,511
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted, net of related tax effects	(202)	(140)	(446)	(420)

Pro forma net income	$3,274	$2,535	$9,186	$7,091

Basic earnings per share:
As reported	0.58	0.47	1.61	1.36
Pro forma	0.54	0.45	1.53	1.29
Diluted earnings per share:
As reported	0.55	0.45	1.53	1.30
Pro forma	0.52	0.42	1.46	1.23

NOTE 2 – INVESTMENT SECURITIES

The following table sets forth the investment securities portfolio as of the dates indicated:

	September 30, 2003		December 31, 2002
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

	(dollars in thousands)
Available-for-sale securities:
Mortgage-backed securities	$70,549	$69,619	$74,340	$74,892
Collateralized mortgage obligations	36,973	35,958	83,073	83,860
Obligations of counties and municipalities	9,903	10,000	9,900	10,000
Corporate obligations	30,015	29,130	28,046	26,997
U.S. Treasury and agency securities	499	507	2,258	2,282
Federal Home Loan Bank stock	5,350	5,350	3,500	3,500
Federal Reserve Bank stock	2,034	2,034	1,537	1,537
Other equity securities	484	484	495	495

Total classified as investment securities	155,807	153,082	203,149	203,563
Debt obligations classified as loans	24,468	24,647	31,567	32,543

	$180,275	$177,729	$234,716	$236,106

Held-to-maturity securities:
Mortgage-backed securities	$167,559	$167,021	$—	$—
Collateralized mortgage obligations	67,431	67,494	—	—
Corporate obligations	3,002	2,933	—	—

	$237,992	$237,448	$—	$—

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

During the quarter ended September 30, 2003, we entered into interest rate swap agreements totaling $50 million in connection with the issuance of like amounts of our certificates of deposit. These interest rate swap agreements are accounted for as fair value hedges. During the quarter ended September 30, 2003, six interest rate swaps with a notional amount of $45 million were terminated with no resulting gain or loss.

During the nine months ended September 30, 2003, we entered into interest rate swap agreements totaling $222.5 million in connection with the issuance of like amounts of our certificates of deposit. These interest rate swap agreements are accounted for as fair value hedges. We also entered into an interest rate swap agreement totaling $25 million in connection with a $25 million borrowing from the FHLB. This interest rate swap agreement is also accounted for as a fair value hedge. During the nine months ended September 30, 2003, 25 interest rate swaps with a notional amount of $187.5 million were terminated with no resulting gain or loss. Total interest rate swaps outstanding as of September 30, 2003 had a notional amount of $347.5 million and an estimated fair value of $(603) thousand. Interest rate swaps accounted for as cash flow hedges had a notional amount of $20 million and an estimated fair value of $(892) thousand. Interest rate swaps accounted for as fair value hedges had a notional amount of $327.5 million and an estimated fair value of $290 thousand.

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

NOTE 4 - LOANS RECEIVABLE

Loans receivable consist of the following:

	September 30, 2003	December 31, 2002
	(dollars in thousands)
Construction and land development
Residential	$50,569	$40,575
Commercial	52,512	42,052
Mortgage
Residential	55,760	77,697
Multifamily residential	8,629	9,438
Commercial	282,625	253,958

Commercial and industrial	158,849	170,776
Consumer	8,396	12,889

Total loans receivable	617,340	607,385
Less:
Deferred loan fees, net	3,119	2,805
Allowance for loan losses	10,615	10,257

Loans receivable, net	$603,606	$594,323

Debt obligations in the amount of $24.6 million are classified as commercial and industrial loans in the table above as of September 30, 2003. Debt obligations in the amount of $32.5 million are classified as commercial and industrial loans as of December 31, 2002.

The following sets forth information regarding the allowance for loan losses:

	Nine Months Ended 9/30/2003	Nine Months Ended 9/30/2002
	(dollars in thousands)
Allowance at beginning of period	$10,257	$7,354
Acquired from Metro County Bank	—	1,350
Provision for losses charged to income	3,555	4,010
Charge-offs	(4,674)	(3,132)
Recoveries	1,477	683

Allowance at end of period	$10,615	$10,265

The following table sets forth information regarding past due and nonperforming assets as of the periods indicated:

	At September 30, 2003	At December 31, 2002
	(dollars in thousands)
Accruing loans 90 days or more delinquent	$—	$154

Nonperforming loans:
Mortgage-residential	—	158
Mortgage-commercial	2,848	874
Commercial and industrial (1)	1,719	1,239

Subtotal	4,567	2,271

Other real estate owned	—	—

Total nonperforming assets	$4,567	$2,271

Nonperforming assets to total assets	0.41%	0.23%
Nonperforming assets to total loans and other real estate owned	0.74%	0.37%

(1)	Includes $1.6 million and $822 thousand of loans guaranteed by the Small Business Admininstration (SBA) at September 30, 2003 and December 31, 2002 respectively.

NOTE 5 – EARNINGS PER SHARE

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential dilutive common stock:

	For the three months ended
	September 30, 2003			September 30, 2002
	(dollars in thousands, except per share amounts)
	Amount	Shares	Per Share Amount	Amount	Shares	Per Share Amount
Net income	$3,476			$2,675
Preferred dividends	—			(3)

Basic earnings per share	$3,476	6,026,827	$0.58	$2,672	5,670,470	$0.47

Effect of dilutive securities:
Stock options		292,977			273,937
Convertible preferred stock		—			28,998

Diluted earnings per share	$3,476	6,319,805	$0.55	$2,675	5,973,405	$0.45

	For the nine months ended
	September 30, 2003			September 30, 2002
	(dollars in thousands, except per share amounts)
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$9,632			$7,511
Preferred dividends	—			(9)

Basic earnings per share	$9,632	5,992,725	$1.61	$7,502	5,505,839	$1.36

Effect of dilutive securities:
Stock options		286,680			238,656
Convertible preferred stock		—			30,049

Diluted earnings per share	$9,632	6,279,405	$1.53	$7,511	5,774,545	$1.30

NOTE 6 – INTANGIBLE ASSETS

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (SFAS No. 142) was issued in June 2001. It discontinues amortization of intangible assets unless they have finite useful lives, and, instead, requires that they be tested at least annually for impairment by comparing their fair values with their recorded amounts. SFAS No. 142 also requires disclosure of the changes in the carrying amounts of goodwill from period to period, the carrying amounts of intangible assets by major intangible asset class for those subject to and not subject to amortization, and the estimated intangible asset amortization expense for the next five years. We adopted SFAS No. 142 as of January 1, 2002, and therefore, discontinued the amortization of goodwill on January 1, 2002. As of June 30, 2003, we completed the annual evaluation of impairment of goodwill under SFAS No. 142, and we determined there was no impairment of the goodwill.

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

Data concerning various intangible assets is presented in the following tables:

	September 30, 2003		December 31, 2002		September 30, 2002
(dollars in thousands)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortizable core deposit intangibles	$2,996	$(671)	$3,966	$(447)	$3,966	$(348)
Amortizable other intangibles	361	(235)	361	(219)	361	(202)
Unamortizable goodwill	11,941	(145)	11,042	(145)	11,026	(145)

Amortization expense: (dollars in thousands)	Other	Core Deposit Intangibles

Three months ended September 30, 2003	$5	$75
Three months ended September 30, 2002	17	59
Nine months ended September 30, 2003	15	225
Nine months ended September 30, 2002	52	138

Estimated amortization expense: (dollars in thousands)	Other	Core Deposit Intangibles

Three months ended December 31, 2003	$5	$75
Year ended December 31,
2004	$20	$300
2005	20	300
2006	20	300
2007	20	300
2008	20	300

NOTE 7 – LETTERS OF CREDIT

The Bank issues financial standby letters of credit and performance standby letters of credit. A financial standby letter of credit obligates the Bank to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument. A performance standby letter of credit obligates the Bank to pay a third-party beneficiary when a customer fails to perform some contractual non-financial obligation. Both types of standby letters of credit are generally issued for terms ranging from six months to three years. The Bank generally requires collateral to support the letters of credit in excess of the contractual amount of the instruments and essentially uses the same credit policies in issuing letters of credit as it does for on-balance sheet instruments. At September 30, 2003, the Bank had performance standby letters of credit outstanding in the amount of $10.8 million and financial standby letters of credit outstanding in the amount of $6.4 million. The disclosure provisions of Financial Accounting Standards Board Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN No. 45), took effect December 31, 2002, and the accounting provisions took effect January 1, 2003. At September 30, 2003 a liability of $92 thousand existed for letters of credit.

NOTE 8 – NEW FINANCIAL ACCOUNTING STANDARDS

On April 30, 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly, clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, and clarifies when a derivative contains a financing component that warrants reporting in the statement of cash flows. SFAS No. 149 is effective on a prospective basis for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Southern Financial has determined that this statement will not have a material impact on its operations.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities: an interpretation of ARB No. 51.” This interpretation addresses the issue of consolidation of variable interest entities, which were previously commonly referred to as special-purpose entities (“SPEs”). Generally, in a variable interest entity the equity investment at risk is not sufficient to allow the entity to function without subordinated financial support from other parties that absorb some of the expected losses and the equity investors do not have the essential characteristics of a controlling financial interest. According to FIN 46, if a business has a controlling financial interest in a variable interest entity, the assets, liabilities and operating results of the variable interest entity should be consolidated with the business, even if the business does not have voting control of the variable interest entity. FIN 46 also requires disclosure of other significant variable interests in other variable interest entities. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to interest in variable interest entities acquired after that date. As originally issued, FIN 46 also applies to the first interim or fiscal periods beginning after June 15, 2003 for those variable interest entities in which a business holds an interest that was acquired before February 1, 2003. In October 2003, the FASB issued FASB Staff Position No. 46-6 that defers the effective date for FIN 46 to the first interim or annual period ending after December 15, 2003 for variable interest entities created before February 1, 2003. Southern Financial currently has no variable interest entities that require consolidation of previously unconsolidated entities or disclosure in the financial statements.

FIN 46 may, however, have implications for how our trust preferred securities are reported in the consolidated financial statements. The trust formed to issue the trust preferred securities might no longer be consolidated if the economic risks associated with the trust are held by the holders of the trust preferred securities rather than Southern Financial, which has a controlling equity interest. It would mean that Southern Financial would no longer consolidate the trust preferred securities as minority interest but, rather, would hold debt payable to a related party. This change may also impact regulatory capital as further described in “Regulatory Capital Requirements” in Management’s Discussion and Analysis. The adoption of FIN 46 did not have a material impact on Southern Financial’s operations, equity, or financial condition.

NOTE 9 – PROPOSED MERGER

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

NOTE 10 – SUBSEQUENT EVENT

On November 3, 2003, Southern Financial and Provident Bankshares Corporation (Provident) announced the signing of a definitive agreement for Southern Financial to be merged into Provident. The shareholders of Southern Financial will receive 1.0875 shares of Provident common stock and $11.125 in cash for each Southern Financial share held. The merger, which is subject to regulatory and shareholder approval, is expected to be completed in the second quarter of 2004.

SOUTHERN FINANCIAL BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Total assets increased to $1.1 billion at September 30, 2003, from $970.2 million at December 31, 2002, an increase of 14.1%. Total loans receivable, including loans held for sale, increased $22.5 million or 3.7% compared with December 31, 2002. Loan closings for the nine months of 2003 totaled $200 million, $58 million of which closed during the third quarter. Much of the growth from the loan closings was offset by higher loan repayments, which were noted in the previous quarter as well. Investment securities increased to $391.1 million, or 92.1% from December 31, 2002 to September 30, 2003, and included $153.1 million of securities classified as held to maturity. The investment securities increased to partially lever the trust preferred securities issued during the second quarter. The increase in securities was funded by a series of borrowings with different terms to coincide with estimated prepayments of the securities.

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

	Nine Months Ended September 30,
	2003			2002
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/Rate Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/Rate Rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans	$639,038	$30,345	6.34%	$485,245	$26,089	7.17%
Securities	283,210	9,411	4.43	267,101	11,588	5.78
Investments	21,882	172	1.04	7,344	78	1.42

Total interest-earning assets	944,130	39,928	5.64%	759,690	37,755	6.63%
Less allowance for loan losses	10,825			8,489

Total interest-earning assets, net of allowance	933,305			751,201
Noninterest-earning assets:
Bank owned life insurance	22,707			20,457
Other noninterest-earning assets	60,736			40,673

Total assets	$1,016,748			$812,331

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$44,023	$137	0.41%	$37,608	$320	1.13%
Savings and money market accounts	109,258	571	0.70	98,746	1,174	1.59
Time deposits	500,680	7,007	1.87	452,561	9,295	2.74
Other borrowings	145,613	1,976	1.81	59,379	1,351	3.03
Company-obligated mandatorily redeemable 11.0% preferred securities of Southern Financial Capital Trust I	5,000	429	11.44	5,000	429	11.44
Company-obligated mandatorily redeemable 10.60% preferred securities of Southern Financial Statutory Trust I	8,000	645	10.74	8,000	645	10.74
Company-obligated mandatorily redeemable floating rate preferred securities of Southern Financial Capital Trust III	6,222	221	4.74	—	—	—

Total interest-bearing liabilities	818,796	10,986	1.79%	661,294	13,214	2.66%
Noninterest-bearing liabilities:
Demand deposits	91,532			70,685
Other liabilities	22,507			12,825

Total liabilities	932,835			744,804
Stockholders’ equity	83,913			67,527

Total liabilities and stockholder’ equity	$1,016,748			$812,331

Net interest income		$28,942			$24,541

Net interest spread			3.85%			3.97%
Net interest margin			4.09%			4.31%

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

	The Nine Months Ended September 30, 2003 Compared to The Nine Months Ended September 30, 2002
	Volume	Rate	Net
	(dollars in thousands)
Interest income
Loans receivable	$7,543	$(3,287)	$4,256
Investments	1,201	(3,284)	(2,083)

Total interest income	8,744	(6,571)	2,173

Interest expense
Interest-bearing deposits	1,090	(4,164)	(3,074)
Borrowings	2,140	(1,294)	846

Total interest expense	3,230	(5,458)	(2,228)

Net interest income	$5,514	$(1,113)	$4,401

Our net income was $3.5 million ($.55 diluted earnings per share) for the quarter ended September 30, 2003, an increase of 29.9% over the $2.7 million ($.45 diluted earnings per share) earned for the quarter ended September 30, 2002. All shares outstanding have been adjusted to reflect the 10% stock dividend declared on September 29, 2003. The increase in net income for the quarter ended September 30, 2003 compared with the prior year third quarter was primarily due to increased net interest income driven by the higher level of earning assets. In addition, net income was also positively impacted by increased fee income, and gains on sale of loans. Conversely, operating expenses and provision for loan losses increased for the quarter. For the nine months ended September 30, 2003, net income was $9.6 million ($1.53 diluted earnings per share), an increase of 28.2% from $7.5 million ($1.30 diluted earnings per share), for the nine months ended September 30, 2002. The increase was primarily due to earning asset growth and increased non-interest income, and a decrease in the provision for loan losses partially offset by increases in non-interest expenses and the provision for income taxes.

Net interest income for the quarter was $10.0 million, an increase of 22.9% over the same quarter in the prior year. The increase in net interest income was primarily due to growth in earning assets resulting from loan originations, and purchases of investment securities. Average earning assets increased 28.7% to $1.0 billion for the quarter ended September 30, 2003 compared with the same quarter in 2002. The net interest margin was 3.91% and 4.09% for the same respective quarters. The decline in the net interest margin in primarily the result of the larger increase in average investment securities compared with loans outstanding which reduced the overall yield on earning assets.

Net interest income for the nine months ended September 30, 2003 was $28.9 million, an increase of 17.9% over the same period in the prior year. The increase in net interest income was primarily due to growth in earning assets resulting from loan originations, loans acquired through the Metro County Bank merger, and purchases of investment securities. Average earning assets increased 24.3% to $944.1 million for the nine months ended September 30, 2003 compared with the same period in 2002. The net interest margin was 4.09% and 4.31% for the same respective periods.

Credit quality for the third quarter of 2003 remained sound. For the quarters ended September 30, 2003 and 2002, annualized net charge-offs were .80% and ..47% of average loans, respectively. For the nine months ended September 30, 2003 and 2002, respectively, the annualized net charge-offs were the same at .67%. The ratios of allowance for loan losses to loans receivable outstanding were 1.73% and 1.70% at September 30, 2003 and 2002, respectively, and the ratio of nonperforming assets to total assets was .27% and .15%, for the same respective periods. We continue to monitor the loan portfolio and make charge-offs we deem appropriate, particularly given the uncertainty in the U.S. economy. Due to the uncertainty of risks in the loan portfolio, management’s judgement of the amount of the allowance necessary to absorb loan losses is approximate; however, management believes that the allowance for loan losses at September 30, 2003 is the amount necessary to absorb known and inherent losses in the loan portfolio at that date.

Total non-interest income increased to $2.0 million from $1.3 million for the quarters ended September 30, 2003 and 2002, respectively. Fee income increased 23.9% for the quarter ended September 30, 2003 compared with the prior year. Fee income includes account maintenance and electronic banking fees, commercial service fees, system maintenance fees and other loan fees. Non-interest income also includes income from bank owned life insurance, which declined slightly compared with the prior year. Gains on sale of loans, which include primarily the sales of SBA loans, increased compared with the prior year are also included in non-interest income.

Total non-interest expenses for the quarter were $5.7 million, an increase of 22.1% when compared to the third quarter of 2002. This increase was largely due to operating expenses associated with the de novo branch in Charlottesville that opened in February. Employee compensation and benefits, which represents 54.3% of non-interest expenses, increased 20.4%, due, in part, to personnel associated with the new branch, as well as general merit increases and other new hires to support the expanding customer base. The efficiency ratio remained strong at 46.44% for the third quarter of 2003 compared with 47.37% for the quarter ended September 30, 2002. The efficiency ratio has remained below 50% since the first quarter of 2002.

Regulatory Capital Requirements

At September 30, 2003 we exceeded all regulatory capital standards.

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

During the nine months ended September 30, 2003, we funded our financial obligations with deposits, borrowings from the Federal Home Loan Bank of Atlanta, issuance of capital trust securities, and sales of investment securities. At September 30, 2003, we had $53.8 million of unfunded lines of credit and undisbursed construction loan funds of $59.4 million. Approved loan commitments were $22.2 million at September 30, 2003. It is anticipated that funding requirements for these commitments can be met from the normal sources of funds.

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

We use interest rate swaps that are accounted for as cash flow hedges to hedge the issuance of pools of certificates of deposit (CDs) which reprice with changes in market interest rates. Under the terms of these interest rate swaps, we are the fixed rate payer and the floating rate receiver. The floating rate on the interest rate swaps is tied to three-month LIBOR, which approximates the issuance rate on the pool of CDs. The combination of the swaps and the issuance of the pool of CDs operates to produce long-term fixed rate deposits. The fair value of the interest rate swap is recorded in other assets in the consolidated balance sheets with changes in the fair value included in other comprehensive income. To the extent that the hedge is not completely effective, the ineffective portion is charged or credited to interest expense in the consolidated statements of income. The amounts recorded in other comprehensive income are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the CDs affect earnings.

We also use interest rate swaps that are accounted for as fair value hedges to hedge the issuance of individual fixed rate CDs. Under the terms of these interest rate swaps, we are the fixed rate receiver and the floating rate payer. The floating rate on the interest rate swaps is tied to three-month LIBOR, which approximates the issuance rate on the individual CDs. The combination of the swaps and the issuance of the individual CDs operates to produce long-term floating rate deposits. The CDs and the interest rate swaps have like terms and were committed to simultaneously. To the extent that the hedge is not completely effective, the ineffective portion is charged or credited to interest expense in the consolidated statements of income. Both the interest rate swap (included in other assets in the consolidated balance sheets) and the CDs are recorded at fair value, with changes in fair value included in the statements of income as interest expense.

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

The following table prepared by a third party sets forth an analysis of our interest rate risk as measured by the estimated change in MVPE resulting from instantaneous and sustained parallel shifts in the yield curve (plus or minus 300 basis points, measured in 100 basis point increments) as of September 30, 2003 and December 31, 2002:

Sensitivity of Market Value of Portfolio Equity

As of September 30, 2003

(dollars in thousands)

Change in Interest Rates In Basis Points (Rate Shock)	Market Value of Portfolio Equity			Market Value of Portfolio Equity as a % of
	Amount	$ Change From Base	% Change From Base	Total Assets	Portfolio Equity Book Value
Up 300	$60,252	$(50,870)	(45.78)%	5.44%	69.08%
Up 200	74,847	(36,275)	(32.64)	6.76	85.81
Up 100	91,641	(19,481)	(17.53)	8.28	105.07
Base	111,122	—	—	10.04	127.40
Down 100	123,403	12,281	11.05	11.15	141.48
Down 200	128,335	17,213	15.49	11.59	147.14
Down 300	135,879	24,757	22.28	12.28	155.79

Sensitivity of Market Value of Portfolio Equity

As of December 31, 2002

(dollars in thousands)

Change in Interest Rates In Basis Points (Rate Shock)	Market Value of Portfolio Equity			Market Value of Portfolio Equity as a % of
	Amount	$ Change From Base	% Change From Base	Total Assets	Portfolio Equity Book Value
Up 300	$77,014	$(19,033)	(19.82)%	7.94%	94.72%
Up 200	85,031	(11,016)	(11.47)	8.76	104.59
Up 100	93,808	(2,239)	(2.33)	9.67	115.38
Base	96,047	—	0.00	9.90	118.13
Down 100	100,057	4,010	4.18	10.31	123.07
Down 200	99,367	3,320	3.46	10.24	122.22
Down 300	97,493	1,446	1.51	10.05	119.91

The change in the market value of portfolio equity in the base case from $96.0 million at December 31, 2002 to $111.1 million at September 30, 2003 is due primarily to the fact that we were able to increase the spread to market rates on commercial loans and to decrease the spread to market rates on certificates of deposit during the period. The fact that all of the percentage changes are greater as of September 30, 2003 than as of December 31, 2002 is due to a $186 million increase in fixed-rate mortgage-backed securities.

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

Exhibits Required

31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1 Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

Reports on Form 8-K

We filed a report on Form 8-K on July 17, 2003 to file as an exhibit a copy of our press release dated July 17, 2003 announcing our earnings for the three months ended June 30, 2003.

We filed a report on Form 8-K on July 24, 2003 to file as an exhibit a copy of our press release dated July 24, 2003 announcing the merger agreement with Essex Bancorp, Inc.

SOUTHERN FINANCIAL BANCORP, INC.

Part III. SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN FINANCIAL BANCORP, INC.
(Registrant)

Date 11/14/2003	/s/ Georgia S. Derrico
Georgia S. Derrico
Chairman and
Chief Executive Officer
(Duly Authorized Representative)

Date 11/14/2003	/s/ William H. Lagos
William H. Lagos
Senior Vice President and Controller
Principal Accounting Officer
(Duly Authorized Representative)