Form 10-K
period 2003-12-31
SOUTHERN FINANCIAL BANCORP INC /VA/
filed 2004-03-09
CIK 914789

U.S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

For the year ended:	Commission File No.:
December 31, 2003	0-22836

SOUTHERN FINANCIAL BANCORP, INC.

(Exact name of registrant as specified in its charter)

Virginia	54-1779978
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer or Identification Number)

37 East Main Street, Warrenton, Virginia 20186

(Address of principal executive office) (Zip Code)

(540) 349-3900

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12 (g) of the Act:

Common Stock, par value $0.01 per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not considered herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the Common Stock held by non-affiliates of the registrant computed by reference to the last reported bid price of such stock as of March 1, 2004 was $298,523,379 (6,428,152 shares @ $46.44 per share). For purposes of this computation, it is assumed that directors, executive officers and persons beneficially owning more than 5% of the Common Stock of the registrant are affiliates. As of March 1, 2004, there were 7,437,380 shares of the registrant’s Common Stock outstanding.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the Common Stock held by non-affiliates of the registrant computed by reference to the last reported bid price of such stock as of June 30, 2003, was $120,557,418 (4,390,292 shares @ $27.46 per share). For purposes of this computation, it is assumed that directors, executive officers and persons beneficially owning more than 5% of the Common Stock of the registrant are affiliates. As of June 30, 2003, there were 5,491,433 shares of the registrant’s Common Stock outstanding.

Part I.

Item 1. Business

Overview

We were formed in 1995 as a bank holding company for Southern Financial Bank (the Bank), which was chartered in 1986. Our financial performance has been characterized by steady asset growth, consistent core earnings and sound asset quality. We have grown through a combination of internal growth, the opening of de novo branches and the acquisition of community banks and branches in our market. We have established 16 branches and acquired one branch in the last 17 years. Three acquisitions, The Horizon Bank of Virginia (Horizon) in October 1999, First Savings Bank of Virginia in September 2000, and Metro-County Bank of Virginia in August 2002 added $303.8 million in assets, provided us with eleven additional branch locations and enhanced our core deposit base. We currently operate 28 full-service banking locations, 19 of which are located in the northern Virginia cities of Warrenton, Herndon, Middleburg, Winchester, Leesburg, Fairfax, Sterling, Woodbridge, Manassas and Fredericksburg. In August 2001 we opened our twentieth branch in Georgetown in the District of Columbia and, in January 2002 we opened a branch in Charlottesville, Virginia. The five branches acquired from Metro-County Bank are located in the Richmond area, and in February 2003 we opened a new branch in Charlottesville, Virginia. In November 2003 we opened a new branch in Richmond, Virginia.

We have expanded from our roots in Fairfax County, where we maintain eight branches and 50% of our transactional deposits, to encompass a market area extending from Winchester in northwest Virginia to Richmond, approximately 150 miles to the southeast. This area has been characterized by high growth and general affluence. As its economy has diversified away from a concentration in government and government-related employment, northern Virginia has developed into a major center for technology and telecommunications activities and has a high concentration of small to medium-sized businesses representing a diverse array of industries. In the process, Reston, Herndon, Tysons Corner and Fairfax have become important stand alone employment centers similar to Stamford, Connecticut and White Plains, New York, which have flourished outside of New York City. As a result, the “bedroom communities” supporting business clusters have pushed west to Loudoun and Fauquier Counties and south and west to Stafford, Spotsylvania and Prince William Counties. We also believe that the high growth and general affluence in certain of the areas adjoining our current market area provide the same attractive expansion opportunities. In addition to the District of Columbia, we believe that Montgomery County, Maryland and the Richmond, Virginia area are also attractive targets. Upon the opening of our branch in Charlottesville, our market area expands to include Albemarle, Greene and Fluvanna Counties, all of which have experienced rapid population growth in the last decade.

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

On December 28, 1999, we formed Southern Financial Capital Trust I, a wholly-owned subsidiary, for the purpose of issuing redeemable capital securities. On May 24, 2000, a $5 million offering of redeemable capital securities was completed, and on September 7, 2000, $8 million of trust preferred securities were issued through a pooled underwriting totaling approximately $300 million. On April 10, 2003, $10 million of trust preferred securities were issued through a pooled underwriting.

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

Commercial Real Estate Lending

Permanent. Commercial real estate lending includes loans for permanent financing and construction. Commercial real estate lending typically involves higher loan principal amounts and the repayment of loans is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. As a general practice, we require our commercial real estate loans to be secured by well-managed income producing property with adequate margins and to be guaranteed by responsible parties. We look for opportunities where cash flow from the collateral provides adequate debt service coverage and the guarantor’s net worth is centered on assets other than the project we finance. It has been our experience that borrowers whose assets consist entirely of real estate, especially development projects, are particularly sensitive to real estate market cycles. In the event of a slowdown in the real estate market, real estate projects generally come under pressure at the same time and liquidity of the borrower may be strained. As of December 31, 2003, our commercial real estate loans for permanent financing totaled $286.0 million.

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

Construction. We recognize that commercial, multifamily and other nonresidential properties can involve market risk due to the length of time it may take to bring a finished real estate product to market. As a result, we will only make these types of loans when pre-leasing or pre-sales and or other credit factors suggest that the borrower can carry the debt if the anticipated market and property cash flow projections change during the construction phase. At December 31, 2003, we had $60.7 million commercial construction loans.

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

Commercial Business Lending

These loans consist of lines of credit, revolving credit facilities, demand loans, term loans, equipment loans, SBA loans, stand-by letters of credit and unsecured loans. Commercial business loans are generally secured by accounts receivable, equipment and other collateral, such as readily marketable stocks and bonds with adequate margins, cash value in life insurance policies and savings and time deposits at the Bank. At December 31, 2003, our commercial business loans totaled $163.0 million, including $20.7 million of debt obligations.

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

SBA Lending

We have developed an expertise in the federally guaranteed SBA program. The SBA program is an economic development program that finances the expansion of small businesses. We are a Preferred Lender in the Richmond District and a Certified Lender in the Washington D. C. District of the SBA. As an SBA Preferred and Certified Lender, our preapproved status allows us to quickly respond to customers’ needs. Under the SBA program, we originate and fund SBA 7(a) loans that qualify for guarantees up to 85% of principal and accrued interest. We also originate 504 chapter loans in which we generally provide 50% of the financing in the form of a first lien. At December 31, 2003, our total SBA loans were $56.4 million, which consisted of $35.2 million of 7(a) program loans and $21.2 million of 504 chapter loans.

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

Residential Mortgage Lending

Permanent. Residential mortgage loans are secured by single-family homes. We make fixed and adjustable rate first mortgage loans on residential properties with terms up to 30 years. We offer second mortgages in conjunction with our own first mortgages or those of other lenders. In the case of conventional loans, we typically lend up to 80% of the appraised value of single-family residences and require private mortgage insurance for loans exceeding this amount. At December 31, 2003, we had $50.3 million of permanent residential mortgage loans.

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

Construction. We typically make one to four family residential construction loans to builders/developers in our market areas. Construction loans generally have interest rates of prime plus one to two percent and fees of one to three points, loan-to-value ratios of 80% or less based on current appraisals and terms of generally nine months or less. In substantially all cases, when we make a residential construction loan to a builder, the residence is pre-sold All plans, specifications and surveys must include proposed improvements. Borrowers must evidence the capacity to service the debt. At December 31, 2003, we had $40.3 million of residential construction loans.

Consumer Lending

We offer various types of secured and unsecured consumer loans. We make consumer loans primarily for personal, family or household purposes as a convenience to our customer base since these loans are not the focus of our lending activities. As a general guideline, a consumer’s total debt service should not exceed 40% of his gross income or 45% of net income. For purposes of this calculation, debt includes house payment or rent, fixed installment payments, the estimated payment for the loan being requested and the minimum required payment on any revolving debt. At December 31, 2003, we had $7.7 million of consumer loans.

Loan Portfolio Composition

The following table summarizes the composition of our loan portfolio as of December 31 for the years indicated:

	At December 31,
	2003		2002		2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(amounts in thousands)
Construction and land development
Residential	$40,329	7%	$40,575	7%	$27,461	7%	$14,929	5%	$9,468	4%
Commercial	60,709	10%	42,052	7%	16,850	4%	20,597	6%	8,624	4%
Mortgage
Residential	50,288	8%	77,697	13%	61,741	15%	53,165	17%	48,604	20%
Multifamily residential	6,872	1%	9,438	2%	—	—	—	—	—	—
Commercial	286,028	46%	253,958	41%	171,851	40%	123,052	38%	107,902	45%
Commercial and industrial	163,042	27%	170,776	28%	133,258	32%	101,002	32%	54,175	23%
Consumer	7,732	1%	12,889	2%	9,272	2%	7,617	2%	9,995	4%

Total loans receivable	615,000	100%	607,385	100%	420,433	100%	320,362	100%	238,768	100%

Less:
Deferred loan fees, net	3,384		2,805		2,106		1,670		1,230
Allowance for loan losses	10,498		10,257		7,354		4,921		3,452

Loans receivable, net	$601,118		$594,323		$410,973		$313,771		$234,086

The following table sets forth the contractual maturity ranges of the commercial and industrial loans and construction loans and the amount of those loans with predetermined and floating interest rates in each maturity range as of December 31, 2003:

		Over 1 Year Through 5 Years		Over 5 years
	One Year or Less	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
	(amounts in thousands)
Construction:
Residential	$32,343	$1,075	$6,618	$90	$203	$40,329
Commercial	37,550	—	21,458	—	1,701	60,709
Commercial and Industrial	86,472	15,662	22,407	9,688	28,813	163,042

Total	$156,365	$16,737	$50,483	$9,778	$30,717	$264,080

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

We have a standing Credit Committee comprised of certain of our officers, each of whom has a defined lending authority as an individual and in combination with other officers. These individual lending authorities are determined by our Chief Executive Officer and certain directors and are based on the individual’s technical ability and experience. These authorities must be approved by our board of directors and the Credit Committee. Our Credit Committee is comprised of four levels of members: junior, regular, senior and executive, based on experience. Our executive members are our Chief Executive Officer, our President and two appointed Executive Vice Presidents. Under our loan approval process, the sponsoring loan officer’s approval is required on all credit submissions. This approval must be included in or added to the individual and joining authorities outlined below. The sponsoring loan officer is primarily responsible for the customer’s relationship with us, including, among other things, obtaining and maintaining adequate credit file information. We require each loan officer to maintain loan files in an order and detail that would enable a disinterested third party to review the file and determine the current status and quality of the credit.

In addition to approval of the sponsoring loan officer, we require approvals from one or more members of the Credit Committee on all loans. The approvals required differ based on the size of the borrowing relationship. At least one senior or one executive member must approve all loans in the amount of $100,000 or more. All three of the executive members of the Committee must approve all loans of $1 million or more. Regardless of the number of approvals needed, we encourage each member to treat his or her approval as if it were the only approval necessary to approve the loan. Our legal lending limit to one borrower is limited to 15% of our unimpaired capital and surplus. As of December 31, 2003, our lending limit was approximately $13.9 million, although we had no loans to one borrower that approached our legal lending limit at that date.

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

Past Due Loans and Nonperforming Assets

Nonperforming assets were $5.8 million at December 31, 2003 compared with $2.3 million at December 31, 2002. Our ratio of nonperforming assets to total loans and other real estate owned was 0.94% at December 31, 2003 and 0.37% at December 31, 2002.

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

The following table sets forth information regarding past due loans and nonperforming assets as of the dates indicated:

	At December 31,
	2003	2002	2001	2000	1999
	(amounts in thousands)
Accruing loans 90 days or more delinquent(1):
Mortgage-residential	$1,458	$—	$—	$—	$—
Mortgage-commercial	289	—	—	—	—
Commercial and industrial	—	154	—	1	226
Consumer	—	—	—	8	9

Total	1,747	154	—	9	235

Nonperforming loans:
Construction-residential	—	—	—	56	—
Construction-commercial	3,486	—	—	—	—
Mortgage-residential	—	159	343	499	413
Mortgage-commercial	249	874	1,130	1,317	109
Commercial and industrial	2,062	1,238	—	—	—

Subtotal	5,797	2,271	1,473	1,872	522

Troubled debt restructuring:
Mortgage-commercial	—	—	—	49	68

Other real estate owned:
Mortgage-residential	—	—	—	17	—
Mortgage-commercial	—	—	—	—	2,296

Subtotal	—	—	—	17	2,296

Total nonperforming assets	$5,797	$2,271	$1,473	$1,938	$2,886

Nonperforming assets to total assets	0.53%	0.23%	0.19%	0.32%	0.71%
Nonperforming assets to total loans and other real estate owned	0.94%	0.37%	0.35%	0.61%	1.20%

(1)	Accruing loans 90 days or more delinquent includes portions guaranteed by the Small Business Administration.

Our loss and delinquency experience on our residential real estate loan portfolio has been limited by a number of factors, including our underwriting standards. Whether our loss and delinquency experience in this area of our portfolio will increase significantly depends upon the value of the real estate securing loans and economic factors such as increases in unemployment as well as the overall economy of the region. Management believes that the allowance for loan losses at December 31, 2003 is a reasonable estimate of known and inherent losses in the loan portfolio at that date.

At December 31, 2003, loans totaling $14.9 million were considered potential problem loans and are not reported in the table above. These loans are subject to management attention and their classification is reviewed on a quarterly basis.

Allowance for Loan Losses

The following table summarizes activity in our allowance for loan losses during the periods indicated:

	As of and for the Years Ended December 31,
	2003	2002	2001	2000	1999
	(dollars in thousands)
Total loans at end of period, net of deferred fees	$611,616	$604,581	$418,328	$318,692	$237,539

Average loans outstanding	$640,159	$524,271	$353,147	$267,186	$219,286

Allowance at beginning of period	$10,257	$7,354	$4,921	$3,452	$3,062
Provision for losses	4,805	5,050	4,470	1,335	2,130
Allowance acquired from First Savings Bank	—	—	—	594	—
Allowance acquired from Metro-County Bank	—	1,350	—	—	—
Charge-offs:
Construction and land development
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Mortgage
Residential	(173)	(80)	(25)	(232)	(775)
Commercial	—	—	(105)	(100)	(480)
Commercial and industrial	(6,053)	(4,401)	(2,175)	(488)	(736)
Consumer	(92)	(45)	(113)	(54)	(55)

Total charge-offs	(6,318)	(4,526)	(2,418)	(874)	(2,046)

Recoveries	1,754	1,029	381	414	306

Net charge-offs	(4,564)	(3,497)	(2,037)	(460)	(1,740)

Allowance at end of period	$10,498	$10,257	$7,354	$4,921	$3,452

Ratio of allowance to end of period loans	1.72%	1.70%	1.76%	1.54%	1.45%

Ratio of net charge-offs to average loans outstanding	0.71%	0.67%	0.58%	0.17%	0.79%

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

Loans classified as “loss” are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer a loss on this asset even though partial recovery may be effected in the future. Any loans considered to be impaired are accounted for in accordance with FAS 114.

In addition to the above classification categories, we also categorize certain loans as “special mention.” While special mention loans do not have all the characteristics of a substandard or doubtful loan, they have one or more deficiencies which warrant special attention and which corrective management action, such as accelerated collection practices, may remedy.

During the evaluation of the loan portfolio, any loans that are not classified or rated special mention are rated in accordance with the Bank’s risk rating. We also assign a general reserve allocation based on loan type.

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

	At December 31,
	2003		2002		2001		2000		1999
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(amounts in thousands)
Construction and land development
Residential	$742	7%	$1,032	7%	$602	7%	$65	5%	$54	4%
Commercial	1,738	10%	1,047	7%	657	4%	80	6%	35	4%
Mortgage
Residential	127	8%	293	13%	306	15%	219	17%	256	20%
Multifamily residential	12	1%	20	2%	—	0%	—	0%	—	0%
Commercial	3,660	46%	3,998	41%	3,076	40%	1,169	38%	1,020	45%
Commercial and industrial	3,811	27%	2,738	28%	2,019	32%	2,377	32%	921	23%
Consumer	206	1%	355	2%	304	2%	116	2%	151	4%
Unallocated	202	NA	774	NA	390	NA	895	NA	1,015	NA

Allowance for loan losses	$10,498	100%	$10,257	100%	$7,354	100%	$4,921	100%	$3,452	100%

Our loan loss allowance is calculated by stratifying the loan portfolio by risk classifications and applying risk factors to each category. The risk factors are derived by considering relevant loss experience since 1992 of banks headquartered in Virginia, D.C., and Maryland, with $1 billion or more in assets as well as applying management judgment.

Investment Activities

Our securities portfolio is managed by our President and our Senior Vice President/Treasurer, both of whom have significant experience in this area, with the concurrence of our Asset/Liability Committee. In addition to our President (chairman) and our Senior Vice President/Treasurer, this committee is comprised of three outside directors. Investment management is performed in accordance with our investment policy, which is approved annually by the Asset/Liability Committee and the board of directors. Our investment policy addresses our investment strategies, approval process, approved securities dealers and authorized investments.

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

The following table sets forth a summary of the investment securities portfolio as of the dates indicated:

	December 31, 2003	December 31, 2002	December 31, 2001
	(amounts in thousands)
Available-for-sale securities (at fair value):
FHLMC mortgage-backed securities	$6,278	$13,035	$11,305
GNMA mortgage-backed securities	6,945	11,122	4,603
FNMA mortgage-backed securities	52,005	50,735	26,429
Collateralized mortgage obligations	31,499	83,860	238,075
Obligations of counties and municipalities	—	10,000	859
Corporate obligations	23,735	26,997	19,737
U.S. Treasury and other Government agency obligations	502	2,282	515
FHLB stock	3,850	3,500	3,375
Federal Reserve Bank stock	2,034	1,537	1,230
Other equity securities	484	495	484

Total classified as investment securities	127,332	203,563	306,612
Debt obligations classified as loans	20,654	32,543	37,213

	$147,986	$236,106	$343,825

Held-to-maturity securities (at amortized cost):
FHLMC mortgage-backed securities	$3,787	$—	$—
FNMA mortgage-backed securities	188,451	—	—
Collateralized mortgage obligations	54,978	—	—
Corporate obligations	2,985	—	—

Total classified as investment securities	$250,201	$—	$—

The following table summarizes the contractual maturity of investment securities and their weighted average yields as of December 31, 2003:

	Available-for-sale			Held-to-maturity
(dollars in thousands)	Estimated Fair Value	Amortized Cost	Weighted Average Yield	Estimated Fair Value	Amortized Cost	Weighted Average Yield
Debt obligations:
One year or less	$502	$499	5.21%	$—	$—	—
After one through five years	1,069	997	7.32%	—	—	—
After ten years	22,666	22,859	2.89%	3,049	2,985	6.22%

Total	24,237	24,355	3.12%	3,049	2,985	6.22%

Mortgage-backed securities	65,228	65,793	3.55%	192,992	192,238	4.44%
Collateralized mortgage obligations	31,499	32,470	5.86%	55,144	54,978	4.30%
Equity securities	6,368	6,368	4.03%	—	—	—

Total classified as investment securities	127,332	128,986	4.07%	251,185	250,201	4.43%

Debt obligations classified as loans:
After one through five years	3,488	3,461	4.18%	—	—	—
After ten years	17,166	17,116	6.62%	—	—	—

Total classified as loans	20,654	20,577	6.21%	—	—	—

	$147,986	$149,563	4.37%	$251,185	$250,201	4.43%

Contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time.

Deposits

Deposits, which represent 76% of our interest-rate sensitive liabilities as of December 31, 2003, have historically been the primary source of funding our asset growth. In addition to deposits, we obtain funds from loan repayments, maturing investments, loan sales, cash flows generated from operations, capital trust borrowings, securities sold under agreements to repurchase and Federal Home Loan Bank advances. Borrowings may be used as an alternative source of lower cost funds or to fund the origination of certain assets.

The following table sets forth the average balances and weighted average rates paid, presented on a daily average basis, for our deposits for the periods indicated:

	Year Ended December 31,
	2003		2002		2001
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(amounts in thousands)
Demand	$92,921	0.00%	$74,161	0.00%	$66,305	0.00%
Interest checking	44,119	0.40%	40,471	1.10%	31,398	1.22%
Money market and savings	107,800	0.66%	111,337	1.37%	84,410	2.97%
Certificates of deposit (1)	498,183	1.80%	461,826	2.63%	377,680	4.96%

	$743,023		$687,795		$559,793

Weighted average rate		1.33%		2.05%		3.86%

(1)	Includes institutional CD’s, some of which are callable and are tied to interest rate swaps. At December 31, 2003, we had $364.8 million in institutional CD’s, $272.5 million of which are callable and tied to interest rate swaps.

The following table sets forth by time remaining until maturity our certificates of deposit of $100,000 or more at December 31, 2003:

Maturity Period	Time Deposits of $100,000 or More
(amounts in thousands)
Three months or less	$72,900
Over three months through twelve months	25,064
Over twelve months	290,761

Total	$388,725

Borrowings

Borrowings consist of the following:

	December 31, 2003				December 31, 2002
(dollars in thousands)	Amount	Maturity Date	Call Date	Weighted Average Rate	Amount	Maturity Date	Call Date	Weighted Average Rate
Advances from FHLB of Atlanta:
Overnight borrowings	$7,000			1.15%	$—			%
Term borrowings:	5,000	Sep-09	Sep-04	6.32	5,000	Sep-09	Sep-04	6.32
	5,000	Sep-10	Mar-04	6.04	5,000	Sep-10	Sep-03	6.04
	5,000	Sep-10	Mar-04	5.84	5,000	Sep-10	Mar-03	5.84
	25,000	Oct-07	Jan-04	1.18	25,000	Oct-07	Jan-03	1.18
	—				25,000	Oct-07	Jan-03	1.10
	24,796	Feb-05		1.14	—

Total advances from FHLB of Atlanta	71,796			2.18	65,000			2.28

Callable long term debt
	5,000	Jul-30	Jul-05	11.00	5,000	Jul-30	Jul-05	11.00
	8,000	Sep-30	Sep-10	10.60	8,000	Sep-30	Sep-10	10.60
	10,000	Apr-33	Apr-08	4.41	—

Total callable long term debt	23,000			8.00	13,000			10.75

Securities sold under agreements to repurchase:
Sweep accounts	32,959			0.51	18,456			0.94
Term repurchase agreement	5,000	Jan-05		1.43	—
Term repurchase agreement	25,000	Jan-05		1.22	—
Term repurchase agreement	25,000	Jul-06		2.30	—
Term repurchase agreement	15,000	Aug-07		3.18	—
Term repurchase agreement	15,000	Aug-05		1.89	—
Term repurchase agreement	10,000	Feb-05		1.80	—
Term repurchase agreement	10,000	Aug-08		3.84	—

Total securities sold under agreements to repurchase	137,959			1.77	18,456			0.94

Total borrowings	$232,755			2.51%	$96,456			3.16%

The following table sets forth information regarding our short-term borrowings at and for the periods indicated:

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Ending Balance	$39,959	$18,456	$40,500
Average Balance for the Period	48,111	39,579	81,098
Maximum Month-end Balance During the Period	88,564	87,500	148,501
Average Interest Rate for the Period	0.90%	2.01%	4.29%
Weighted Average Interest Rate at the End of the Period	0.62%	0.94%	2.27%

In May of 2000, we formed a wholly-owned statutory business trust, Southern Financial Capital Trust I, which issued $5.0 million in trust preferred securities and in September of 2000, we formed a second wholly-owned statutory business trust, Southern Financial Statutory Trust I, which issued $8.0 million in trust preferred securities. In April 2003, we formed a third wholly-owned statutory business trust, Southern Financial Capital Trust III which issued $10.0 million in trust preferred securities. Each trust invested the proceeds in an equivalent amount of our junior subordinated debentures bearing an interest rate equal to the distribution rate on the respective issue of trust preferred securities. Each of the issuances of debentures will mature in 2030 and 2033, which date may be shortened to a date not earlier than 2005 if certain conditions are met, including prior approval of the Federal Reserve. These debentures, which are the only assets of each trust, are subordinate and junior in right of payment to all of our present and future senior indebtedness. We have fully and unconditionally guaranteed each trust’s obligations under the trust preferred securities.

The debentures issued to Capital Trust I accrue interest at an annual rate of 11.0% of the aggregate liquidation amount, payable quarterly, and the debentures issued to Statutory Trust I accrue interest at an annual rate of 10.60% of the liquidation preference, payable quarterly. The debentures issued to Capital Trust III accrue interest at a variable rate which is based on LIBOR and adjusted quarterly and is currently 4.4125% of the aggregate liquidation amount, payable quarterly . The quarterly distributions on each issuance of trust preferred securities are paid at the same rate that interest is paid on the corresponding debentures. Distributions to the holders of the trust preferred securities are included in interest expense, within the category entitled borrowings. Under the provisions of each issue of the debentures, we have the right to defer payment of interest on the debentures at any time, or from time to time, for periods not exceeding five years. If interest payments on either issue of the debentures are deferred, the distributions on the applicable trust preferred securities will also be deferred.

For financial reporting purposes, the trusts are not consolidated in our financial statements. The trust preferred securities are presented as a separate category of long-term debt on the balance sheet. Although the trust preferred securities are not included as a component of stockholders’ equity in the balance sheet, for regulatory purposes the Federal Reserve Board treats a portion of the trust preferred securities as Tier 1 capital. The treatment of the trust preferred securities as Tier 1 or Tier 2 capital, in addition to the ability to deduct the expense of the junior subordinated debentures for federal income tax purposes, provided us with a cost-effective method of raising capital to support the bank.

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

The activities permissible to bank holding companies and their affiliates were substantially expanded by the Gramm-Leach-Bliley Act which became effective on March 11, 2000. The Gramm-Leach-Bliley Act authorizes affiliations between commercial banks, investment banks and insurance companies and allows bank holding companies and state banks, if permitted by state law, to engage in a variety of new activities. Under the Gramm-Leach-Bliley Act, a bank holding company can elect to be treated as a financial holding company. A financial holding company may engage in any activity and acquire and retain any company that the Federal Reserve determines to be financial in nature. A financial holding company also may engage in any activity that is complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The Federal Reserve must consult with the Secretary of the Treasury in determining whether an activity is financial in nature or incidental to a financial activity.

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

Regulatory Capital Requirements

All banks and bank holding companies are required to maintain minimum levels of regulatory capital. The federal bank regulatory agencies have established substantially similar risked based and leverage capital standards for banks that they regulate. These regulatory agencies also may impose capital requirements in excess of these standards on a case-by-case basis for various reasons, including financial condition or actual or anticipated growth. Under the risk-based capital requirements of these regulatory agencies, we and the bank are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8%. At least half of the total capital is required to be Tier 1 capital, which consists principally of common and certain qualifying preferred shareholders’ equity, less certain intangibles and other adjustments. The remainder, Tier 2 capital, consists of a limited amount of subordinated and other qualifying debt and a limited amount of the general loan loss allowance. Based upon the applicable Federal Reserve regulations, at December 31, 2003, the bank was considered to be “well capitalized.”

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

Federal Home Loan Bank System

We are a member of the Federal Home Loan Bank System, which consists of 12 district Federal Home Loan Banks with each subject to supervision and regulation by the Federal Housing Finance Board. The Federal Home Loan Banks provide a central credit facility for member institutions. The bank, as a member of the Federal Home Loan Bank of Atlanta, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount equal to at least 1% of the aggregate principal amount of their unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of their borrowings from the Federal Home Loan Bank of Atlanta, whichever is greater. At December 31, 2003, we had an investment of $3.9 million in the stock of the Federal Home Loan Bank of Atlanta and were in compliance with these requirements.

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

Employees

At December 31, 2003, we had 238 full-time equivalent employees, six of whom were executive officers. Management considers its relations with its employees to be good. Neither we nor the bank are a party to any collective bargaining agreement.

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

Item 2. Properties

Offices and Other Material Properties

We conduct business from our main office in Warrenton, Virginia and at 27 branch offices. Our headquarters are located at 37 E. Main Street, Warrenton, Virginia in an office building we lease. All of our leases are for terms of five years or more and the expiration dates range from June 2004 to June 2018, not including any optional renewal periods which may be available.

The following table sets forth the date opened or acquired, ownership status and the total deposits, not including institutional deposits, for each of our banking locations:

Office Location	Date Opened or Acquired	Owned or Leased	Deposits at December 31, 2003
Home Office:

37 E. Main Street Warrenton, VA	February 1989	Leased	$20,113

Branch Offices:

362 Elden Street Herndon, VA	April 1986	Leased	29,669

101 W. Washington Street Middleburg, VA	November 1987	Leased	12,745

25 W. Piccadilly Street Winchester, VA	November 1990	Leased	7,973

526 E. Market Street Leesburg, VA	March 1992	Leased	22,528

4021 University Drive Fairfax, VA	September 1993	Owned	22,434

322 Lee Highway Warrenton, VA	August 1994	Leased	17,383

5245 Old Centreville Road Herndon, VA	April 1995	Leased	9,593

13542 Minnieville Road Woodbridge, VA	April 1995	Leased	9,237

1095 Millwood Pike Winchester, VA	July 1996	Owned	4,673

46910 Community Plaza Sterling, VA	April 1998	Leased	5,377

Office Location	Date Opened or Acquired	Owned or Leased	Deposits at December 31, 2003
2062 Plank Road Fredericksburg, VA	January 1999	Leased	8,293

10175 Hastings Drive Manassas, VA	March 1999	Leased	11,187

7857 Heritage Drive (1) Annandale, VA	October 1999	Leased	6,242

9720 Lee Highway (1) Fairfax, VA	October 1999	Leased	31,801

527 Maple Avenue (1) Vienna, VA	October 1999	Leased	22,644

8414 Lee Highway (1) Merrifield, VA	October 1999	Owned	45,186

10693 Courthouse Road (2) Fredericksburg, VA	September 2000	Leased	21,737

6354 Walker Lane (2) Alexandria, VA	September 2000	Leased	13,789

1055 Thomas Jefferson St., NW Washington, DC	August 2001	Leased	17,088

300 E. Market Street Charlottesville, VA	January 2002	Leased	5,021

8206 Atlee Road (3) Mechanicsville, VA	August 2002	Owned	33,172

6401 Horsepen Road (3) Richmond, VA	August 2002	Leased	3,785

5419 Lakeside Avenue (3) Richmond, VA	August 2002	Leased	16,315

2801 Parham Road (3) Richmond, VA	August 2002	Leased	7,313

3124 West Broad Street (3) Richmond, VA	August 2002	Owned	4,688

2208 Ivy Road Charlottesville, VA	February 2003	Owned	1,393

1001 E. Main Street Richmond, VA	November 2003	Leased	13

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

Item 4. Submission of Matters to Vote of Security Holders

None.

PART II.

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Corporate Address

37 East Main Street

Warrenton, Virginia 20186

540-349-3900

FAX: 540-349-3904

Form 10-K

The Bank’s Annual Report on Form 10-K to the Securities and Exchange Commission will be furnished without charge to stockholders upon written request to:

Investor Relations

37 East Main Street

Warrenton, Virginia 20186

Annual Meeting

The Annual Meeting of stockholders of Southern Financial Bancorp, Inc. will be held on April 29, 2004 at Fauquier Springs County Club, Springs Road, Warrenton, Virginia, commencing at 3:00 pm.

Stock Data

As of December 14, 1993, the Common Stock of Southern Financial Federal Savings Bank commenced trading on the NASDAQ Small Cap Stock Market under the symbol SFFB. On February 21, 1995, the Common Stock commenced trading on the NASDAQ National Market under the symbol SFFB. On December 1, 1995, Southern Financial Federal Savings Bank merged into Southern Financial Bank, a wholly owned subsidiary of Southern Financial Bancorp, Inc. The Bancorp’s Common Stock continues to be traded on the NASDAQ National Market under the symbol SFFB.

As of December 31, 2003, there were 1,218 stockholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms or banks. The following table sets forth the high and low stock prices, adjusted to reflect the 2003 10% stock dividend:

	2000		2001		2002		2003
	HIGH	LOW	HIGH	LOW	HIGH	LOW	HIGH	LOW
1st Quarter	$12.49	$9.70	$13.16	$9.25	$22.14	$17.91	$30.84	$23.16
2nd Quarter	11.41	8.98	18.33	12.22	25.61	19.50	31.30	26.82
3rd Quarter	11.68	9.34	19.05	15.92	25.56	21.03	36.22	27.28
4th Quarter	10.65	8.18	21.00	15.60	24.11	21.35	48.00	34.87

Transfer Agent & Registrar

Inquiries regarding stock transfer, lost certificates or changes in name and/or address should be directed to the stock transfer agent and registrar:

Mellon Investor Services, L.L.C.

Overpeck Centre

83 Challenger Road

Ridgefield Park, NJ 07660

800-851-9677

Market Makers

Scott & Stringfellow 800-552-7757

Ferris, Baker, Watts, Inc. 202-429-3545

Sandler O’Neill 212-466-7800

Anderson & Strudwick, Inc. 800-767-2424

SunTrust Robinson-Humphrey 800-241-0460

Legg Mason – 877-534-4627

Item 6. Selected Financial Data

	As of and for the Year Ended December 31,
	2003	2002	2001	2000	1999
(dollars in thousands, except per share data)
Income statement data:
Interest income	$54,270	$51,130	$54,179	$37,810	$29,756
Interest expense	14,773	17,375	27,147	20,009	14,308
Net interest income	39,497	33,755	27,032	17,801	15,448
Provision for loan losses	4,805	5,050	4,470	1,335	2,130
Net interest income after provision for loan losses	34,692	28,705	22,562	16,466	13,318
Non-interest income	7,731	4,369	6,934	4,553	2,834
Non-interest expense	22,861	18,401	16,992	13,440	14,589
Income before income taxes	19,562	14,673	12,504	7,579	1,563
Income taxes	6,378	4,661	4,090	2,429	602
Net income	13,184	10,012	8,414	5,150	961

Reconciliation to non-GAAP net income (excluding merger-related expense, gains (losses) on investment securities and other assets):
Income before taxes	19,562	14,673	12,504	7,579	1,563
Merger-related expenses and provision (3)	(770)	—	—	—	(3,885)
Gains (losses) on securities	(95)	(1,603)	1,266	(167)	—
Gains on other assets	289	(17)	962	380	—
Non-GAAP income before income taxes	20,138	16,293	10,276	7,366	5,448
Non-GAAP income taxes	6,416	5,176	3,361	2,361	1,678
Non-GAAP net income	13,722	11,117	6,915	5,005	3,770

Per share data:
Reconciliation to non-GAAP earnings per share (excluding merger-related expenses, gains (losses) on investment securities and other assets):
Earnings per basic share	$2.19	$1.78	$1.90	$1.33	$0.26
Merger-related expenses and provision (3)	(0.11)	—	—	—	(0.77)
Gains (losses) on securities and other assets	0.02	(0.20)	0.34	0.04	—
Non-GAAP earnings per basic share	2.27	1.98	1.56	1.29	1.03
Earnings per diluted share	2.10	1.71	1.84	1.31	0.25
Gains (losses) on securities and other assets	0.02	(0.18)	0.33	0.05	0.02
Merger-related expenses and provision (3)	(0.11)	—	—	—	(0.76)
Non-GAAP earnings per diluted share	2.19	1.89	1.51	1.26	0.99

Book value per share	14.96	13.58	11.93	9.46	7.81
Tangible book value per share	12.67	11.15	11.38	8.59	7.73
Weighted average shares outstanding
Basic:	6,032,566	5,614,255	4,428,700	3,877,539	3,685,586
Diluted:	6,269,387	5,868,093	4,590,156	3,946,832	3,788,012
Shares outstanding at end of period	6,208,589	5,985,298	5,420,011	4,194,983	3,696,097

	As of and for the Year Ended December 31,
	2003	2002	2001	2000	1999
(dollars in thousands, except per share data)
Period-end balance sheet data:
Total assets	$1,094,388	$970,630	$785,380	$610,339	$406,222
Total loans receivable, net of deferred fees	611,616	604,580	418,328	318,912	237,980
Allowance for loan losses	10,498	10,257	7,354	4,921	3,452
Loans held for sale	8,651	514	—	220	442
Total investment securities	377,533	203,563	306,612	233,407	136,919
Total deposits	743,737	776,083	633,326	515,112	367,188
Other borrowings	209,755	83,456	55,500	34,000	5,000
Callable long-term debt	23,000	13,000	13,000	13,000	—
Total liabilities	1,001,531	889,327	720,712	570,650	377,358
Total stockholders’ equity	92,857	81,303	64,668	39,689	28,864

Selected performance ratios and other data:
Return on average assets	1.27%	1.18%	1.16%	1.09%	0.24%
Return on average equity	15.50%	14.14%	18.00%	15.96%	3.12%
Selected performance ratios (excluding merger-related expenses, gains (losses) on investment securities and other assets):
Return on average assets:	1.32%	1.31%	0.95%	1.11%	0.93%
Return on average equity:	16.13%	15.70%	14.80%	16.21%	12.24%
Yield on earning assets	5.60%	6.44%	7.97%	8.60%	7.82%
Cost of funds	1.76%	2.50%	4.51%	5.37%	4.71%
Cost of funds including non-interest bearing deposits	1.58%	2.26%	4.06%	4.64%	3.89%
Net interest margin	4.08%	4.25%	3.98%	4.05%	4.07%
Efficiency ratio (1)	46.29%	45.53%	53.54%	60.70%	64.04%
Stockholders’ equity to total assets	8.48%	8.38%	8.23%	6.50%	7.11%
Stockholders’ equity to total tangible assets	7.28%	6.98%	7.98%	8.95%	7.11%
Dividend payout ratio	25.05%	21.12%	18.42%	25.76%	90.82%
Intangible assets	$14,167	$14,558	$3,009	$3,639	$284
Amortization of intangibles	320	306	371	152	—
Unrealized gains (losses)	(1,409)	82	2,011	236	(1,724)

Selected average balances:
Total loans receivable, net of deferred fees	$640,159	$524,271	$353,147	$267,186	$219,286
Total investment securities	309,985	258,535	320,007	169,248	159,013
Overnight deposits	18,190	10,548	6,213	3,642	2,504
Earning assets	968,334	793,354	679,367	440,076	380,803
Total assets	1,038,764	851,118	724,119	473,126	404,373
Interest bearing deposits	650,101	613,634	493,488	338,435	303,729
Other debt	190,411	80,769	108,209	34,505	13,159
Total interest bearing liabilities	840,513	694,403	601,698	372,940	316,888
Non-interest bearing deposits	92,921	74,161	66,304	58,188	50,501
Total deposits	743,022	687,795	559,793	396,623	354,230
Stockholders’ equity	85,047	70,812	46,739	32,268	30,810

	As of and for the Year Ended December 31,
	2003	2002	2001	2000	1999
(dollars in thousands, except per share data)
Allowance for loan losses:
Balance-beginning of period	$10,257	$7,354	$4,921	$3,452	$3,062
Provision for loan losses	4,805	5,050	4,470	1,335	2,130
Balance acquired from Metro-County Bank of Virginia	—	1,350	—	—	—
Balance acquired from First Savings Bank of Virginia	—	—	—	594	—
Net charge-offs	(4,564)	(3,497)	(2,037)	(460)	(1,740)

Balance-end of period	$10,498	$10,257	$7,354	$4,921	$3,452

Asset quality:
Nonaccrual loans, including SBA guaranteed portion (2)	$5,798	$2,271	$1,473	$1,872	$522
Other real estate owned	—	—	—	17	2,296
Total nonperforming assets	5,798	2,271	1,473	1,889	2,818
Provision for loan losses to net charge-offs	105.28%	144.41%	219.44%	290.22%	122.41%
Net charge-offs to average loans (annualized)	0.71%	0.67%	0.58%	0.17%	0.79%
Nonperforming assets to total assets	0.53%	0.23%	0.19%	0.31%	0.75%
Allowance for loan losses to nonperforming assets	181.06%	451.65%	499.25%	262.87%	661.30%
Allowance for loan losses to total loans	1.72%	1.70%	1.76%	1.54%	1.45%

(1)	Calculated by dividing total other expense, net of amortization of goodwill and intangibles and merger-related expenses, by net interest income plus total other income, excluding gains (losses) on securities and other assets.
(2)	The SBA guaranteed portion of nonaccrual loans totaling $2.0 million and $822 thousand at December 31, 2003 and 2002, respectively, are included in the total.
(3)	Certain merger-related expenses were not tax effected because they were not deductible for tax purposes.

Item 7. Management’s Discussion and Analysis

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyze the major elements of our balance sheets and statements of income. This section should be read in conjunction with the audited consolidated financial statements and related notes as of December 31, 2003 and 2002 and for each of the years in the three-year period ended December 31, 2003 included in this annual report.

Overview

2003 versus 2002

Net income for the year ended December 31, 2003 was $13.2 million compared with $10.0 million for the year ended December 31, 2002, an increase of 31.7%. Diluted earnings per share were $2.10 for the year ended December 31, 2003 compared with $1.71 for the year ended December 31, 2002, an increase of 22.8%. The increase in net income was the result of several factors. During 2003, net interest income increased due to the spread on the average earning assets, particularly investment securities and commercial loans, which increased compared with average earning assets in 2002. Further, non-interest income increased due to lower losses on investment securities during 2003 compared with net losses during 2002. Income from both traditional banking fees and commercial service fees as well as the decrease in the provision for loan losses also contributed to the increased net income for the year ended December 31, 2003 compared with the prior year. Other factors, such as increased operating expenses and provision for income taxes negatively impacted net income during 2003 compared with 2002.

Non-GAAP net income excludes net gains and losses on investment securities and other assets and merger expenses related to the pending merger with Provident Bankshares Corporation. For the years ended December 31, 2003 and 2002, respectively, non-GAAP net income increased 23.4% to $13.7 million ($2.19 diluted earnings per share) from $11.1 million ($1.89 diluted earnings per share). Non-GAAP net income for the years ended 2003 and 2002 excluded net losses on investment securities totaling $95 thousand, net gains on other assets totaling $289 thousand and $770 thousand of merger-related expense, compared with $1.6 million of net losses on investment securities and $17 thousand of net losses on other assets, respectively. Net interest income and non-interest income combined, excluding gains and losses on securities and other assets, increased 24.9% during 2002 compared with 2001, while non-interest expenses increased only 8.3% during the respective periods. We believe these Non-GAAP financial measures are a meaningful presentation because they exclude those items that are not considered part of Southern Financial’s core operating activity.

Total assets increased to $1.1 billion at December 31, 2003, from $970.6 million at December 31, 2002, an increase of 12.7%. Total loans receivable, including loans held for sale, increased $15.2 million, or 2.5% compared with December 31, 2002. Loan closings for 2003 totaled $260.7 million. Much of the growth from loan closings was offset by increased loan repayments. Investment securities increased to $377.5 million, or by 85.5% from December 31, 2002 to December 31, 2003 and included $250.2 million of securities classified as held to maturity. The investment securities increased as part of managements’ strategy to lever some of the $10 million in trust preferred securities issued during the second quarter of 2003. The increase in investment securities was funded by a series of borrowings with different terms to coincide with the estimated prepayments of the securities.

For the years ended December 31, 2003 and 2002, returns on average equity were 15.5% and 14.1%, while book values per share were $14.96 and $13.58 for the respective periods.

2002 versus 2001

Net income for the year ended December 31, 2002 was $10.0 million compared with $8.4 million for the year ended December 31, 2001, an increase of 19.0%. The increase in net income was positively impacted by an increase in loans and deposits and net interest margin. The increase was offset by an increase in the loan loss provision and by a change from net gains to net losses on investment securities and other assets and an increase in other expenses. Diluted earnings per share were $1.71 for the year ended December 31, 2002 and compared with $1.84 for the year ended December 31, 2001. The diluted earnings per share was adversely impacted by additional shares issued in association with the Metro-County Bank acquisition in August 2002, and from the secondary common stock offering in mid-October 2001. Management estimates that the incremental shares associated with the Metro acquisition and the 2002 secondary common stock offering reduced the 2002 earnings per share by $.39. Non-GAAP net income excluding net gains and losses on investment securities and other assets was $11.1 million ($1.89 diluted earnings per share) and $6.9 million ($1.51 diluted earnings per share) for the years ended December 31, 2002 and 2001, respectively, an increase of 60.8%. Net interest income and non-interest income combined, excluding gains and losses on securities and other assets, increased 24.9% during 2002 compared with 2001, while non-interest expenses increased only 8.3% during the respective periods.

During the year ended December 31, 2002 and 2001, respectively, we recognized securities losses totaling $1.6 million compared with securities gains totaling $1.3 million, a negative change of $2.9 million. The negative change in gains and losses on investment securities was largely attributable to the $4.5 million impairment write downs of residential interest-only strips included in investment securities which were partially offset by gains on sales of investment securities. The higher prepayments on residential mortgages due to the low interest rate environment resulted in a decline in value of the residential interest only strips during 2002.

Total assets increased to $970.2 million at December 31, 2002, from $785.0 million at December 31, 2001, an increase of 23.6%. During 2002, loans receivable increased 44.6% including the Metro-County loans totaling $71 million. Excluding the Metro-County acquisition, loans increased 27.6% and loans closed for the year totaled $240.3 million. For 2002, investment securities declined to $203.6 million, or 33.6% as we continued to shorten the duration of the investment securities portfolio. Deposits and borrowings combined with proceeds from investment security repayments and sales funded the loan growth.

The following table presents net income and return on average equity

	Net income*	Return on Average Equity*
1994	1,605	8.83%

1995	1,881	8.38
1996	1,916	7.97
1997	2,808	10.92
1998	3,284	11.30
1999	3,771	12.24
2000	5,005	15.51
2001	6,916	14.80
2002	11,118	15.70
2003	13,722	16.13

*	Net income and return on average equity presented here are based on non-GAAP net income, which excludes gains and losses on securities and other assets. For the years 1999 to 2003, the reconciliation from non-GAAP net income to pro forma net income is included in the financial highlights on page 2. From 1994 to 1998 there were no adjustments to GAAP net income except for 1996, in which the FSLIC charge of $556 thousand after tax was added back to compute pro forma net income.

Results of Operations

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings. Operating results are also affected by the level of our non-interest income, including income or loss from the sale of loans and fees and service charges on deposit accounts, and by the level of our operating expenses, including compensation, premises and equipment, deposit insurance assessments and income taxes.

Net Interest Income

2003 versus 2002

Net interest income before the provision for loan losses for the year ended December 31, 2003 was $39.5 million, an increase of 17.0% from $33.8 million for the year ended December 31, 2002. The increase in net interest income was mainly due to the growth in earning assets resulting from purchases of investment securities and net loan originations, particularly in the commercial loan portfolio. Average earning assets increased 22.0% to $968.3 million for the year ended December 31, 2003 compared with $793.4 million for the year ended December 31, 2002.

Our yield on total interest-earning assets was 5.60% for the year ended December 31, 2003; a decrease compared with 6.44% for the year ended December 31, 2002. Generally, the yields on new loan growth and investment securities purchases were lower relative the yields on repaid loans and investment securities, resulting in a declining yield through out 2003. The cost of funds also declined to 1.76% from 2.50% for the years ended December 31, 2003 and 2002, respectively. The reduction in the cost of funds was primarily due to maturities of certificates of deposit replaced with lower costing deposits. During 2003, Southern continued the use of interest rate swaps as hedges on callable certificates of deposits, effectively converting the fixed rate debt into floating rate debt priced at LIBOR. The reduction in the cost of funds, however, was slowed compared to 2002, due to the addition of fixed rate funding totaling $105 million during 2003. Southern Financial locked into fixed rate funding during the year to fund investment securities purchases and to protect against the potential for rise in interest rates.

The net interest margin was 4.08% for the year ended December 31, 2003, down from 4.25% for the year ended December 31, 2002. The decline in the net interest margin is directly related to the decline in the yield on earning assets, which declined more rapidly than the cost of funds on the deposits and borrowings.

2002 versus 2001

Net interest income before the provision for loan losses for the year ended December 31, 2002, was $33.8 million, an increase of 24.9% over the prior year. The increase in net interest income was primarily due to growth in earning assets resulting from loan originations and purchases and an increase in net interest margin. Average earning assets increased 16.8% to $793.4 million for the year ended December 31, 2002 compared with 2001. The net interest margin was 4.25% and 3.98% for the years ended December 31, 2002 and 2001, respectively, as the cost of funds declined more than the yield on earning assets due to the series of federal interest rate cuts which began in 2001.

Interest income decreased 5.6% to $51.1 million for the year ended December 31, 2002 compared with $54.2 million for the year ended December 31, 2001. The yield on earning assets declined to 6.44% from 7.97% for the years ended December 31, 2002 and 2001, respectively. During 2002, the mix of earning assets shifted to a higher proportion of average loans than investment securities as evidenced by the ratios of average loans to investment securities which improved to 51.3% from 92.4% for 2002 and 2001, respectively. The increase in average earning assets coupled with the change in the earning asset mix was more than offset by the impact of reduction in interest rates which began in 2001, causing a decline in interest income. The reduction in the investment securities yield resulting from the lower interest rates compounded by increased amortization of premiums on mortgage-related securities due to higher prepayments compared with the prior year, also contributed to the decline in interest income and the yield on earning assets.

Interest expense decreased by 36.0% to $17.4 million from $27.1 million for the years ended December 31, 2002 and 2001, respectively. The cost of funds declined to 2.50% from 4.51% for the respective years due to the reduction in interest rates which began in 2001. Average deposits increased 24.4% to $613.6 million for the year ended December 31, 2002 compared with the prior year.

The following tables present for the periods indicated the average balances, the interest earned or paid on such amounts and the weighted average yields for each major category of interest-earning assets and interest-bearing liabilities. Calculations for all periods have been made utilizing daily average balances. Loan balances do not include nonaccrual loans.

	Years Ended December 31,
	2003			2002			2001
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/Rate Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/Rate Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/Rate Rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans	$640,159	$40,325	6.30%	$524,271	$37,111	7.08%	$353,147	$30,760	8.71%
Securities	309,985	13,757	4.44	258,535	13,877	5.37	320,007	23,189	7.25
Investments	18,190	188	1.03	10,548	142	1.35	6,213	230	3.69

Total interest-earning assets	968,334	54,270	5.60%	793,354	51,130	6.44%	679,367	54,179	7.97%
Less allowance for loan losses	10,832			8,948			5,696

Total interest-earning assets, net of allowance	957,502			784,406			673,671
Noninterest-earning assets:
Bank owned life insurance	22,837			20,870			15,639
Other noninterest-earning assets	58,425			45,842			34,809

Total assets	$1,038,764			$851,118			$724,119

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$44,119	$175	0.40%	$40,471	$445	1.10%	$31,398	$383	1.22%
Savings and money market accounts	107,800	712	0.66	111,337	1,520	1.37	84,410	2,507	2.97
Time deposits	498,183	8,955	1.80	461,826	12,137	2.63	377,680	18,742	4.96
Other borrowings	170,244	3,164	1.86	67,769	1,842	2.72	95,209	4,084	4.29
Callable long term debt	5,000	572	11.44	5,000	572	11.44	5,000	572	11.44
Callable long term debt	8,000	859	10.74	8,000	859	10.74	8,000	859	10.74
Callable long term debt	7,167	336	4.69

Total interest-bearing liabilities	840,513	14,773	1.76%	694,403	17,375	2.50%	601,697	27,147	4.51%
Noninterest-bearing liabilities:
Demand deposits	92,921			74,161			66,305
Other noninterest-bearing liabilities	20,283			11,742			9,378

Total liabilities	953,717			780,306			677,380
Stockholders’ equity	85,047			70,812			46,739

Total liabilities and stockholder’ equity	$1,038,764			$851,118			$724,119

Net interest income		$39,497			$33,755			$27,032

Net interest spread			3.84%			3.94%			3.46%
Net interest margin			4.08%			4.25%			3.98%

The following tables present information regarding changes in interest income and interest expense for the periods indicated for each major category of interest-earning asset and interest-bearing liability which distinguishes between the changes attributable to changes in volume (changes in volume multiplied by old rate) and changes in rates (changes in rates multiplied by old volume). The dollar amount of changes in interest income and interest expense attributable to changes in rate/volume (change in rate multiplied by change in volume) have been allocated between rate and volume variances based on the percentage relationship of such variances to each other.

	Year Ended December 31, 2003 Compared to Year Ended December 31, 2002			Year Ended December 31, 2002 Compared to Year Ended December 31, 2001
	Increase (decrease) Due to Change in			Increase (decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans receivable	$7,603	$(4,389)	$3,214	$12,887	$(6,536)	$6,351
Securities and investments	2,769	(2,843)	(74)	(3,662)	(5,738)	(9,400)

Total increase (decrease) in interest income	10,372	(7,232)	3,140	9,225	(12,274)	(3,049)

Interest-bearing liabilities:
Interest-bearing deposits	802	(5,062)	(4,260)	4,406	(11,936)	(7,530)
Other borrowings	3,173	(1,515)	1,658	(1,237)	(1,005)	(2,242)

Total increase (decrease) in interest expense	3,975	(6,577)	(2,602)	3,169	(12,941)	(9,772)

Increase in net interest income	$6,397	$(655)	$5,742	$6,056	$667	$6,723

Provision for Loan Losses

The provision for loan losses is a current charge to earnings made in order to increase the allowance for loan losses to a level deemed appropriate by management based on an evaluation of the loan portfolio, current economic conditions, changes in the nature and volume of lending, historical loan experience and other relevant factors. Our loan loss allowance is calculated by stratifying the loan portfolio by risk classifications and applying risk factors to each category. The risk factors are derived by considering relevant loss experience since 1992 of banks headquartered in Virginia, D.C., and Maryland, with $1 billion or more in assets as well as applying management judgment. The provision for loan losses for the year ended December 31, 2003 was $4.8 million compared with $5.1 million for the year ended December 31, 2002. As of and for the year ended December 31, 2003 the allowance for loan losses was $10.5 million, or 1.72% of total loans receivable, while net charge-offs to average loans receivable were .71%. We continue to monitor the loan portfolio and make charge-offs we deem appropriate, particularly given the uncertainty in the U.S. economy. Due to the uncertainty of risks in the loan portfolio, management’s judgment of the amount of the allowance necessary to absorb loan losses is approximate; however, the allowance for loan losses at December 31, 2003 represents management’s best estimate of inherent probable losses in the loan portfolio at that date.

The provision for loan losses for the year ended December 31, 2002 was $5.1 million compared with $4.5 million for the year ended December 31, 2001. The allowance for loan losses at December 31, 2002 was $10.3 million, or 1.70% of total loans receivable, net of deferred fees. The ratio of net charge-offs to average loans receivable were .67%, while the ratio of nonperforming assets to total assets was .23% for the same period.

Other Income

2003 versus 2002

Total other income increased to $7.7 million from $4.4 million for the years ended December 31, 2003 and 2002, respectively, an increase of 75.0%. This significant increase in other income is primarily the result of net losses on securities sales totaling $95 thousand during 2003 versus $1.6 million during 2002. During 2003, the net gains that resulted from sales of securities, including trust preferred and mortgage-backed securities were largely offset by losses resulting from write-downs of interest-only strips incurred earlier in 2003. During 2002, the net losses on securities were primarily due to write-downs of interest-only strips which were offset by gains on sales of securities. To a lesser extent, net gains on other assets totaling $289 thousand also contributed to the increased other income during 2003 compared with 2002, which included net losses on other assets of $17 thousand. Total other income excluding net losses on securities and net gains and losses on other assets, noted above increased to $7,537 from $5,989, or 25.8%. Fee income generated from our core banking services comprised 46% of the increase. These fees include commercial service products are comprised of account maintenance and electronic banking fees, commercial service fees, other loan fees, and system maintenance and license fees. Southern Financial has invested in technology over recent years to develop and support cash management and other web-based products to provide cash management solutions to small and medium sized businesses. Gains on sales of loans, which increased by $878 thousand in 2003, comprised most of the remaining increase and are primarily comprised of loans generated through Small Business Administration (SBA) lending programs.

2002 versus 2001

Total other income decreased to $4.4 million from $6.9 million for the years ended December 31, 2002 and 2001, respectively. During the years 2002 and 2001, respectively, Southern Financial recognized net securities losses totaling $1.6 million and net gains of $1.3 million, respectively. Securities losses for 2002 are comprised of net securities gains on sales totaling $2.9 million offset by $4.5 million of write-downs of residential interest-only strips included in our investment securities portfolio. At December 31, 2002, the remaining balance of residential interest only strips was reduced to $2.6 million. Net gains on other assets totaled $840 thousand in 2001 and included a gain on sale of real estate offset by write-downs of intangible assets associated with software development. Net losses on other assets in 2002 totaled $17 thousand. Excluding the impact of net gains and losses on investment securities and other assets, non-interest income increased 27.2% for the years ended December 31, 2002 and 2001, respectively. Areas of increase during 2002 included account maintenance and electronic banking fees, and fees generated from commercial service products including lockbox fees and gains on sale of loans.

Other Expense

2003 versus 2002

Total other expenses for the years ended December 31, 2003 and 2002 were $22.9 million and $18.4 million, respectively, an increase of 24.2%. Several factors contributed to the increase. Included in other expenses for 2003 were $770 thousand of expenses associated with the Provident Bankshares Corporation merger expected to close during the second quarter of 2004. Excluding these merger-related expenses, other expenses increased 20.0%. The increase resulted, in part, from the ongoing operating expenses related to the Metro-County Bank merger which closed in August 2002. Operating expenses relating to the Metro-County branches totaled approximately $2.3 million and $752 thousand for the years ended December 31, 2003 and 2002, representing 42% of the increase before merger-related expenses. The remaining increase resulted from the addition of our second Charlottesville de novo branch during the latter part of 2002 and our downtown Richmond branch which opened in late 2003. Compensation-related expenses and general operating expenses also increased to support the growing franchise. Overall, the efficiency ratio was 46.3% compared with 45.5% for the years ended December 31, 2003 and 2002, respectively. The efficiency ratio excludes amortization from intangibles of $320 thousand and merger-related expenses of $770 thousand from total other expenses and net gains on securities and other assets of $289 thousand from other income.

2002 versus 2001

Total other expenses for the year ended December 31, 2002 were $18.4 million, an increase of 8.3% when compared with the year ended December 31, 2001. This increase was largely due to operating expenses associated with the Metro-County Bank acquisition. Excluding the operating expenses associated with Metro-County, other expenses increased 3.9%. Compensation and benefits, which represents 54.4% of total other expenses, increased 14.0%. New employees from Metro-County Bank, as well as increased head count from the Georgetown and Charlottesville branches that opened during the second half of 2001, contributed to the increase. The efficiency ratio, the ratio of non-interest expenses before amortization of intangibles divided by net interest income and non-interest income less gains on securities and non-recurring items, was 46.3% for the year ended December 31, 2002; an improvement compared with 53.5% for the year ended December 31, 2001. The efficiency ratio remained below 50% for each of the four quarters of 2002.

The following presents the efficiency ratio:

Efficiency Ratio*
1999	64.04
2000	60.70
2001	53.54

2002	45.53

2003	46.29

*	Efficiency Ratio excludes gains/losses on securities and other assets for all years presented. Also excluded were merger-related charges and expenses during 2003 and 1999 associated with the Provident Bankshares Corporation merger and the Horizon Bank of Virginia merger, respectively.

Financial Condition

Loan Portfolio

Our loan portfolio composition reflects our commercial business focus on small to medium sized businesses which we adopted when we become a commercial bank in 1995. We continue to pursue our niche lending of small to medium-sized business clients and, as a result, the growth in the loan portfolio is primarily in the commercial loan product lines. While total loans receivable increased $7.6 million or 1.3 % from $607.4 million at December 31, 2002 to $615 million at December 31, 2003, the commercial loan portfolio increased $43.0 million, or 9.2%. The commercial loan portfolio is comprised of commercial real estate loans, including construction loans and non-mortgage commercial and industrial loans. Commercial mortgage loans increased 12.6%, while commercial and industrial loans decreased $7.7 million, or 4.6%. Impacting this net decrease was an $11.8 million reduction in debt obligations classified as loans, or trust preferred securities of other banking institutions, that are included in non-mortgage loans as we elected to reduce our concentration in this area. Excluding the impact of the reduction in trust preferred securities, commercial and industrial loans showed a slight increase.

Our commercial real estate lending program includes construction and permanent loans closed both under the Small Business Administration (SBA) loan programs and loans closed outside of the SBA programs that serve both the investor and owner occupied facility market. The 504 loan program is used to finance long-term fixed assets, primarily real estate and heavy equipment and gives borrowers access to 90% financing for a project. Another SBA loan product, 7(a), includes loans that may be used for the purchase of real estate, construction, renovation or leasehold improvements, as well as machinery, equipment, furniture, fixtures, inventory and in some instances, working capital and debt refinancing. The SBA guarantees up to 80% of the loan balance in the 7(a) program and start-up businesses are eligible.

At December 31, 2003, commercial real estate loans totaled $347.0 million; of which $286.0 million were permanent loans and $60.7 million were construction loans compared with $296.0 million at December 31, 2002, of which $254.0 million were permanent loans and $42.1 million were construction loans. The construction loans included owner occupied commercial real estate, economy hotels and a shopping center. Permanent and construction commercial real estate loans outstanding under the SBA 7(a) and 504 loan programs totaled $33.3 million at December 31, 2003.

At December 31, 2003, we had $163.0 million in commercial and industrial loans, which represented 26.5% of our total loans receivable at that date compared with $170.8 million at December 31, 2002. Of the total commercial and industrial loans, 16.4% are loans made under the SBA 7(a) program. Commercial and industrial loans also include loans originated under our Accounts Receivable Tracking System, or ARTS. At December 31, 2003, $54.8 million, or 33.6% of commercial business loans were part of this program.

New loan closings during 2003 totaled $260.7 million, which exceeded loan closings for the year ended December 31, 2002, which totaled $240.3 million. Our higher level of loan closings reflects both our strategy to focus on our primary business customers and our ability to offer financing to them at loan amounts that exceed the smaller banks loan to one borrower limitations and are too small to be a primary focus for banks that are much larger. Our commitment to technology and cash management products has also provided us with opportunities to provide financing to the small to medium-sized business clients. Despite the growth in new loan closings, loan prepayments during 2003 were higher than during 2002, primarily due to the heavy refinance market resulting from the historically low interest rates. During the same period we also experienced higher builder construction loan repayments, because of the builders’ ability to pay down loans with sales and we noted higher prepayments of loans purchased in prior years because of the low interest rate environment.

The following table presents commercial loan growth (in thousands):

Commercial Loan Growth
1998	$137,152
1999	$172,316
2000	$239,230
2001	$331,974

2002	$466,786

2003	$509,779

Investment Activities

Our securities portfolio is managed by our President and our Senior Vice President/Treasurer, both of whom have significant experience in this area, with the concurrence of our Asset/Liability Committee. Investment management is performed in accordance with our investment policy, which is approved annually by the Asset/Liability Committee and the board of directors. Our investment policy addresses our investment strategies, approval process, approved securities dealers and authorized investments. During 2003, investment securities classified as available-for-sale were sold from time to time as part of our asset/liability management strategy in response to changes in interest rates and liquidity needs.

Total investment securities increased to $377.5 million, or 85.5% from 2003 to 2002, including securities classified as held-to-maturity totaling $250.2 million, all of which were purchased during 2003. Investment securities classified as available-for-sale decreased 37.4% from December 31, 2003 to December 31, 2002. We decreased investment securities available for sale through principal repayments and sales totaling $159.4 million combined, which was partially offset by investment securities purchases totaling $88 million during the year ended December 31, 2003, with the remaining change attribute to changes in premiums and discounts on investment securities. The investment securities purchased consisted primarily of agency mortgage-backed securities and collateralized mortgage obligations. Investment securities totaling $105 million were purchased as part of a leveraged transaction in coordination with a $10 million adjustable rate trust preferred issuance in April 2003.

Deposits

Deposits, which represent 76.2% of our interest-rate sensitive liabilities as of December 31, 2003, have historically been the primary source of funding our asset growth. In addition to deposits, we obtain funds from loan repayments, maturing investments, loans and investment securities sales, cash flows generated from operations, callable long-term debt and both short-term and long-term Federal Home Loan Bank advances. Short-term borrowings may be used as an alternative source of lower cost funds or to fund the origination of certain assets. In addition, during 2003, funding was obtained through long-term securities sold under agreements to repurchase as part of a balance sheet strategy to lever the issuance of trust preferred securities earlier in the year.

Total deposits declined 4.2% to $743.7 million at December 31, 2003 from $776.1 million at December 31, 2002. Increases in demand deposits and time deposits were offset by a decline in money market and savings accounts for the year ended December 31, 2003 compared with 2002. At December 31, 2003, we had $103.9 million of noninterest-bearing deposits compared with $92.6 million at December 31, 2002, an increase of 12.2%. Competition in the retail banking markets where Southern Financial maintains branches contributed, in part, to the decline money market and savings accounts as did the low interest rate environment and appeal of alternative investments such as the stock market and mutual funds.

As of December 31, 2003, total interest rate swaps employed to hedge certificates of deposits, totaled $306.5 million compared with $287.5 million as of December 31, 2002. For both years, all but $20 million of the interest rate swaps were in the form of fair value hedges. Under the terms of these interest rate swaps, we are the fixed rate receiver and the floating rate payer. The floating rate on these interest rate swaps is generally tied to the three-month LIBOR, which approximates the issuance rate on individual certificates of deposits. The level of callable certificates of deposits and the interest rate swaps are expected to decline in the future as the interest rate swaps and certificates of deposits are called and replaced with alternative sources of funding.

Borrowings

Borrowings consist of overnight and term advances from the Federal Home Loan Bank of Atlanta, short-term and long-term securities sold under agreements to repurchase and callable long-term debt. During 2003, term borrowings comprised a greater percentage of total deposits and borrowings compared with the prior year as part of a balance sheet strategy to lever the balance sheet and reduce interest rate risk. Term borrowings excluding callable long-term debt totaled $169.7 million at December 31, 2003 and $65 million at December 31, 2002. Of the increase, $75 million represents long-term securities sold under agreements to repurchase with staggered maturities to correspond with the expected prepayments of the funded investment securities. In addition, $25 million in long-term adjustable rate advances from the Federal Home Loan Bank of Atlanta were issued during the year and hedged with an interest rate swap, converting the debt to a fixed rate borrowing as part of the overall balance sheet strategy to lock into some fixed rate funding and partially offset the interest rate sensitivity associated with the callable certificates of deposit described above.

The following table presents total assets and capital (in thousands):

	Total Assets	Total Capital*
1998	404,254	30,626
1999	406,222	28,864
2000	609,936	52,689
2001	784,977	77,668
2002	970,630	94,303
2003	1,094,388	115,857

*	Total capital includes stockholders’ equity and callable long-term debt

Interest Rate Sensitivity and Market Risk

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

We actively manage our overall exposure to changes in interest rates. In managing our funding, we first attempt to gauge the direction of interest rates, which will determine how much sensitivity we are willing to take. If rates are decreasing, we seek to fund with liabilities that reprice in the near future. If rates are rising, we attempt to do the opposite. When necessary, we will enter into interest rate swaps, financial options or forward delivery contracts for the purpose of reducing interest rate risk. Our interest rate sensitivity and market analysis includes the effect of these interest rate swap hedges.

Management uses a duration gap of equity approach to manage our interest rate risk and reviews quarterly interest sensitivity reports. Beginning with the third quarter of 2002 these reports were prepared using a model created by a third party. This approach uses a model which generates estimates of the change in our market value of portfolio equity (“MVPE”) over a range of interest rate scenarios. MVPE is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts using standard industry assumptions about estimated loan prepayment rates, reinvestment rates and deposit decay rates.

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

The following table prepared by a third party sets forth an analysis of our interest rate risk as measured by the estimated change in MVPE resulting from instantaneous and sustained parallel shifts in the yield curve (plus or minus 300 basis points, measured in 100 basis point increments) as of December 31, 2003 and 2002:

Sensitivity of Market Value of Portfolio Equity

As of December 31, 2003

(amounts in thousands)

Change in Interest Rates In Basis Points (Rate Shock)	Market Value of Portfolio Equity			Market Value of Portfolio Equity as a % of
	Amount	$ Change From Base	% Change From Base	Total Assets	Portfolio Equity Book Value
Up 300	$86,144	$(43,825)	(33.72)%	7.87%	92.77%
Up 200	97,797	(32,172)	(24.75)	8.94	105.32
Up 100	112,767	(17,202)	(13.24)	10.30	121.44
Base	129,969	—	0.00	11.88	139.97
Down 100	137,336	7,367	5.67	12.55	147.90
Down 200	135,600	5,631	4.33	12.39	146.03
Down 300	137,789	7,820	6.02	12.59	148.39

Sensitivity of Market Value of Portfolio Equity

As of December 31, 2002

(amounts in thousands)

Change in Interest Rates In Basis Points (Rate Shock)	Market Value of Portfolio Equity			Market Value of Portfolio Equity as a % of
	Amount	$ Change From Base	% Change From Base	Total Assets	Portfolio Equity Book Value
Up 300	$77,014	$(19,033)	(19.82)%	7.94%	94.72%
Up 200	85,031	(11,016)	(11.47)	8.76	104.59
Up 100	93,808	(2,239)	(2.33)	9.67	115.38
Base	96,047	—	0.00	9.90	118.13
Down 100	100,057	4,010	4.18	10.31	123.07
Down 200	99,367	3,320	3.46	10.24	122.22
Down 300	97,493	1,446	1.51	10.05	119.91

Our interest rate sensitivity is also monitored by management through the use of a model that generates estimates of the change in the adjusted net interest income over a range of interest rate scenarios. The Federal Home Loan Bank of Atlanta also prepares such analysis for us. Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.

Sensitivity of Net Interest Income

As of December 31, 2003

(amounts in thousands)

Change in Interest Rates In Basis Points (Rate Shock)	Adjusted Net Interest Income		Net Interest Margin
	Amount	% Change From Base	Percent	% Change From Base
Up 300	$32,520	(12.70)%	2.97%	(0.43)%
Up 200	34,225	(8.13)	3.13	(0.27)
Up 100	35,796	(3.91)	3.27	(0.13)
Base	37,253	—	3.40	—
Down 100	37,507	0.68	3.43	0.03
Down 200	34,234	(8.10)	3.13	(0.27)
Down 300	30,658	(17.70)	2.80	(0.60)

Sensitivity of Net Interest Income

As of December 31, 2002

(amounts in thousands)

Change in Interest Rates In Basis Points (Rate Shock)	Adjusted Net Interest Income		Net Interest Margin
	Amount	% Change From Base	Percent	% Change From Base
Up 300	$37,009	8.42%	3.81%	0.29%
Up 200	37,613	10.19	3.88	0.36
Up 100	37,668	10.35	3.88	0.36
Base	34,134	—	3.52	—
Down 100	34,296	0.47	3.53	0.02
Down 200	32,449	(4.94)	3.34	(0.17)
Down 300	28,868	(15.43)	2.98	(0.54)

The market value of portfolio equity and net interest income worsened in the up 100, 200 and 300 basis point rate shocks from December 31, 2002 to 2003 primarily due to the portfolio of residential mortgage-backed interest only strips, included in commercial mortgage obligations in 2002 which prepaid by early 2003. We invested in interest only strips to hedge against an expected rise in interest rates. During 2002 and early 2003 the residential mortgage prepayments reached historical highs and the amortization of the interest only strips accelerated, resulting in a complete write-down of the interest only strips by early 2003. Based on this experience, we elected not to replace this investment because they proved to be expensive when rates remained unchanged.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in MVPE requires the making of certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. Accordingly, although the MVPE table and Sensitivity of Net Interest Income table provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our worth and net interest income.

As part of our interest rate risk management, we use interest rate swaps that are accounted for as both cash flow and fair value hedges in accordance with Statement of Financial Accounting Standards No. 133. Cash flow hedges are used to hedge variable interest rate assets or liabilities and fair value hedges are used to hedge fixed rate assets or liabilities. At the inception of the hedge, we determine and document the risk management objective and strategy, the hedged risk, the derivative instrument, the hedged item and how hedge effectiveness will be assessed initially and on an ongoing basis. At the inception of the hedge and on an ongoing basis, the hedge must be deemed to be highly effective in hedging the hedged risk in order to qualify for hedge accounting. Effectiveness is measured by comparing the change in London Inter Bank Offer Rate, or LIBOR (which the interest rate swap is priced from) to the change in the rate underlying the hedged asset or liability. If high correlation is not achieved, the hedging designation is discontinued with the change in the fair value of the interest rate swap recorded as other income or expense. In the event that any derivative or hedged item is terminated or sold, the gain or loss on the derivative will be amortized over the remaining life of the item hedged. Interest to be received or paid on the interest rate swap is accrued monthly. Of our $327.5 million in interest rate swaps, $307.5 million are fair value hedges.

Liquidity and Funds Management

The objective of our liquidity management is to assure the ability to meet our financial obligations. These obligations include the payment of deposits on demand or at maturity, the repayment of borrowings at maturity and the ability to fund loan commitments and other new business opportunities. We obtain funding from a variety of sources, including customer deposit accounts, customer certificates of deposit and payments on our loans and investments. Historically, our level of core deposits has been insufficient to fully fund our lending activities. Therefore, we must seek funding from additional sources, including brokered certificates of deposit, available-for-sale investment securities and maintaining lines of credit from the Federal Home Loan Bank of Atlanta and reverse repurchase agreement borrowings from approved securities dealers.

In addition, we use derivative products such as interest rate swaps which enhance our liquidity through the issuance of long-term liabilities to match with our long-term assets. We also enhance our liquidity by monitoring unfunded loan commitments, which reduces unexpected funding requirements.

During the year ended December 31, 2003, we funded our financial obligations with deposits, long-term and short-term borrowings and cash flows from loan and investment securities repayments and sales. At December 31, 2003, we had $48.2 million of unfunded lines of credit and undisbursed construction loan funds of $67 million. Approved loan commitments were $6.8 million at December 31, 2003. Management anticipates that funding requirements for these commitments can be met from the normal sources of funds.

Capital Resources

Capital management consists of providing equity to support both current and future operations. We and the bank are subject to capital adequacy requirements imposed by the Federal Reserve. The Federal Reserve has adopted risk-based capital requirements for assessing bank holding company and member bank capital adequacy. Under current Federal Reserve Board regulations, these requirements are (a) leverage capital of 4.0% of adjusted average total assets; (b) Tier I capital of 4% of risk-weighted assets; (c) Tier I and II capital of 8% of risk-weighted assets. At December 31, 2003, the Bank’s capital ratios were 9.43% leverage capital; 13.80% Tier I capital; and 15.05% Tier I and Tier II capital.

Pursuant to FDICIA, each federal banking agency revised its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities. As a member of the Federal Reserve System, the bank is subject to capital adequacy guidelines of the Federal Reserve. Also pursuant to FDICIA, the Federal Deposit Insurance Corporation has promulgated regulations setting the levels at which an insured institution such as the bank would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” The Bank is classified “well capitalized” for purposes of the FDIC’s prompt corrective action regulations.

Impact of Inflation and Changing Prices

Our financial statements and related notes included in this document have been prepared in accordance with generally accepted accounting principles. These require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

Unlike many industrial companies, substantially all of our assets and virtually all of our liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates may not necessarily move in the same direction or in the same magnitude as the prices of goods and services. However, other expenses do reflect general levels of inflation.

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

A loan is considered impaired when, based on all current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the agreement, including all scheduled principal and interest payments. Such impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate or, impairment may be measured based on the loan’s observable market price, or if, the loan is collateral dependent, the fair value of the collateral. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance. Loans for which foreclosure is probable continue to be accounted for as loans.

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

Off Balance Sheet Arrangements

In May of 2000, we formed a wholly-owned statutory business trust, Southern Financial Capital Trust I, which issued $5.0 million in trust preferred securities and in September 2000, we formed a second wholly-owned statutory business trust, Southern Financial Statutory Trust I, which issued $8.0 million in trust preferred securities. Finally, in April 2003, we formed a third wholly-owned statutory business, Southern Financial Capital Trust III, which issued $10.0 million in trust preferred securities. Each trust invested the proceeds in an equivalent amount of our junior subordinated debentures bearing an interest rate equal to the distribution rate on the respective issue of trust preferred securities.

Contractual Obligations

The following table represents our contractual obligations due by period:

	Payments due by period
(dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Advances from Federal Home Loan Bank - long term	$64,736	$—	$24,796	$25,000	$15,000
Securities sold under agreements to repurchase - long term	105,000	—	80,000	25,000	—
Callable long term debt	23,000	—	—	—	23,000
Operating lease obligations	9,288	1,707	2,821	2,317	2,443

Total	$202,024	$1,707	$107,617	$52,317	$40,443

Item 8. Financial Statements

INDEPENDENT AUDITORS’ REPORT

Southern Financial Bancorp, Inc.

To the Board of Directors and Stockholders of

Southern Financial Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Southern Financial Bancorp, Inc. and subsidiaries (Bancorp) as of December 31, 2003 and 2002, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of Bancorp’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern Financial Bancorp, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

Richmond, VA,

February 27, 2004

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2003 and 2002

(dollars in thousands except per share data)

	2003	2002
Assets
Cash and due from banks	$24,859	$28,705
Overnight earning deposits	11,527	64,693
Investment securities, available-for-sale	127,332	203,563
Investment securities, held-to-maturity	250,201	—
Loans held for sale	8,651	514
Loans receivable, net	601,118	594,323
Cash surrender value of life insurance	23,378	22,287
Premises and equipment, net	9,573	8,264
Intangible assets, net	14,167	14,558
Other assets	23,582	33,723

Total assets	$1,094,388	$970,630

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$743,737	$776,083
Advances from Federal Home Loan Bank - short term	7,000	—
Advances from Federal Home Loan Bank - long term	64,796	65,000
Securities sold under agreements to repurchase - short term	32,959	18,456
Securities sold under agreements to repurchase - long term	105,000	—
Callable long term debt	23,000	13,000
Other liabilities	25,039	16,788

Total liabilities	1,001,531	889,327

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none in 2003 and 12,858 shares of 6% cumulative convertible preferred stock issued and outstanding in 2002	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 6,208,589 and 5,441,180 shares issued and outstanding, respectively	62	54
Capital in excess of par	91,700	81,167
Retained earnings	2,504	—
Accumulated other comprehensive income (loss)	(1,409)	82

Total stockholders’ equity	92,857	81,303

Total liabilities and stockholders’ equity	$1,094,388	$970,630

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, and 2001

(dollars in thousands except per share data)

	2003	2002	2001
Interest income:
Loans	$40,325	$37,111	$30,760
Investment securities	13,945	14,019	23,419

Total interest income	54,270	51,130	54,179

Interest expense:
Deposits	9,842	14,102	21,632
Borrowings	4,931	3,273	5,515

Total interest expense	14,773	17,375	27,147

Net interest income	39,497	33,755	27,032
Provision for loan losses	4,805	5,050	4,470

Net interest income after provision for loan losses	34,692	28,705	22,562

Other income:
Account maintenance and electronic banking fees	3,132	2,707	2,199
Commercial service fees	691	544	330
Other loan fees	606	427	412
System maintenance and license fees	211	254	213
Income from bank owned life insurance	1,091	1,126	943
Gain on sale of loans	1,796	918	603
Gain (loss) on investment securities, net	(95)	(1,603)	1,266
Other	299	(4)	968

Total other income	7,731	4,369	6,934

Other expense:
Employee compensation and benefits	12,008	10,001	8,775
Premises, equipment and data processing	6,028	5,295	4,477
Merger-related expenses	770	—	—
Other	4,055	3,105	3,740

Total other expense	22,861	18,401	16,992

Income before income taxes	19,562	14,673	12,504
Provision for income taxes	6,378	4,661	4,090

Net income	$13,184	$10,012	$8,414

Earnings per common share:
Basic	$2.19	$1.78	$1.90
Diluted	2.10	1.71	1.83
Dividends declared per common share	0.59	0.38	0.35
Weighted average shares outstanding:
Basic	6,032,566	5,614,255	4,428,700
Diluted	6,269,387	5,868,093	4,590,156

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(dollars in thousands)

	2003	2002	2001
Net income	$13,184	$10,012	$8,414
Other comprehensive income:
Cash flow hedge:
Unrealized holding loss	(147)	(1,370)	(1,173)
Reclassification adjustment for net interest expense included in net income	820	694	201
Available-for-sale securities:
Unrealized holding gain/(loss)	(3,061)	(3,894)	4,926
Reclassification adjustment for net (gains)/losses included in net income	95	1,603	(1,266)

Other comprehensive income (loss) before tax	(2,293)	(2,967)	2,688
Income tax expense (benefit) related to items of other comprehensive income (loss)	(802)	(1,038)	913

Other comprehensive income (loss), net of tax	(1,491)	(1,929)	1,775

Comprehensive income	$11,693	$8,083	$10,189

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, 2001

(dollars in thousands)

	Convertible Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2000	$—	$30	$28,713	$10,710	$236	$39,689
Dividends on preferred and common stock ($0.87 per preferred share) ($0.35 per common share)				(1,562)		(1,562)
Stock dividend of 10%		4	9,572	(9,576)		—
Issuance of common stock		9	16,335			16,344
Options exercised		—	8			8
Change in other comprehensive income					1,775	1,775
Net income				8,414		8,414

Balance, December 31, 2001	—	43	54,628	7,986	2,011	64,668
Dividends on preferred and common stock ($0.87 per preferred share) ($0.38 per common share)				(2,126)		(2,126)
Stock dividend of 15%		7	15,745	(15,752)		—
Issuance of common stock		4	10,701	(120)		10,585
Options exercised		—	93			93
Change in other comprehensive loss					(1,929)	(1,929)
Net income				10,012		10,012

Balance, December 31, 2002	—	54	81,167	—	82	81,303
Dividends on preferred and common stock ($0.87 per preferred share) ($0.59 per common share)				(3,305)		(3,305)
Stock dividend of 10%		6	7,369	(7,375)		—
Issuance of common stock		—	200			200
Options exercised		2	2,964			2,966
Change in other comprehensive loss					(1,491)	(1,491)
Net income				13,184		13,184

Balance, December 31, 2003	$—	$62	$91,700	$2,504	$(1,409)	$92,857

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

(dollars in thousands)

	2003	2002	2001
Cash flows from operating activities:
Net income	$13,184	$10,012	$8,414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,485	1,669	1,511
(Accretion) amortization of discounts or premiums on investment securities and loans, net	2,692	6,686	(1,202)
Provision for loan losses	4,805	5,050	4,470
Gain on sale of loans	(1,796)	(918)	(603)
(Gain) loss on sale of securities	95	1,603	(1,266)
Accretion of deferred loan fees	(1,988)	(1,770)	(881)
Loans originated - held for sale	(14,488)	(8,471)	(7,224)
Loans sold - held for sale	28,710	8,117	7,738
(Increase) decrease in other assets	5,968	(7,103)	(1,292)
Increase (decrease) in other liabilities	5,754	(6,165)	7,532

Net cash provided by operating activities	44,421	8,710	17,197

Cash flows from investing activities:
Increase in loans receivable	(29,069)	(115,410)	(99,563)
Purchase of investment securities, held-to-maturity	(288,819)	—	—
Purchase of investment securities, available-for-sale	(87,785)	(244,872)	(546,582)
Sale of investment securities available-for-sale	65,964	190,017	224,376
Paydowns of investment securities, held-to-maturity	38,326	—	—
Paydowns of investment securities, available-for-sale	93,446	147,998	253,736
Purchase of bank owned life insurance	—	(5,000)	—
Cash paid for merger	—	(6,842)	—
Cash acquired from merger	—	13,719	—
Increase in premises and equipment, net	(2,732)	(1,389)	(1,232)
Increase in other equity securities	(836)	(443)	(1,705)

Net cash used in investing activities	(211,505)	(22,222)	(170,970)

Cash flows from financing activities:
Net increase (decrease) in deposits	(25,437)	52,527	121,426
Increase (decrease) in advances from FHLB - short term	7,000	(40,500)	21,500
Increase in advances from FHLB - long term	—	50,000	—
Proceeds from callable long term debt	10,000	—	—
Increase in securities sold under agreements to repurchase - short term	14,503	18,456	—
Increase in securities sold under agreements to repurchase - long term	105,000	—	—
Proceeds from issuance of common stock	2,311	94	16,352
Dividends on preferred and common stock	(3,305)	(2,126)	(1,562)

Net cash provided by financing activities	110,072	78,451	157,716

Net increase (decrease) in cash and cash equivalents	(57,012)	64,939	3,943
Cash and cash equivalents, beginning of period	93,398	28,459	24,516

Cash and cash equivalents, end of period	$36,386	$93,398	$28,459

Supplemental data:
Cash payments for interest on deposits and borrowings, net of cash payments on interest rate swaps	$(4,183)	$(1,838)	$6,988
Cash payments for income taxes	$1,900	$7,480	$5,325
Supplemental schedule of noncash investing and financing activities:
Issuance of common stock for purchase accounting acquisition	$—	$10,246	$—
Common stock issued for stock dividend	$7,375	$15,752	$9,576
Unrealized gain (loss) on investment securities available-for-sale	$(2,966)	$(2,291)	$3,660
Unrealized gain (loss) on interest rate swaps	$(7,444)	$8,371	$(4,300)
Transfer to loans held for sale from loans receivable	$22,216	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

1. Organization and Significant Accounting Policies

Southern Financial Bancorp, Inc. (the “Bancorp” or “Southern Financial”) was incorporated in the state of Virginia on December 1, 1995. On December 1, 1995, the Bancorp acquired all of the outstanding shares of Southern Financial Bank (the “Bank”). The Bank, formerly Southern Financial Federal Savings Bank, converted from a savings bank to a state chartered commercial bank effective December 1, 1995.

On August 14, 2002, Southern Financial acquired all the outstanding common stock of Metro-County Bank of Virginia for 354,711 shares of Southern Financial common stock and cash in the amount of $6,841,584. The merger was accounted for in accordance with SFAS No. 141, Business Combinations, and the results of operations of Metro-County Bank have been included in our consolidated financial statements from August 15, 2002. The excess of the purchase price over the fair value of the net identifiable assets acquired has been recorded as goodwill in the amount of $9,439,408 and core deposit intangible assets in the amount of $2,400,000. The core deposit intangible assets are being amortized over ten years. The factors considered in the decision to acquire Metro-County Bank included the opportunity for future growth and an expanded geographic presence, as the acquisition of Metro-County’s locations in the greater Richmond area is a natural extension of our geographic area and fits well into our expansion plans. The following table presents unaudited pro forma results of operations for the years ended December 31, 2002 and December 31, 2001 as though Southern Financial and Metro-County Bank of Virginia had combined at the beginning of the period. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had Southern Financial and Metro-County Bank constituted a single entity during both periods.

	Year Ended December 31,
(dollars in thousands except per share data)	2002	2001
Total revenue	$59,513	$68,216
Net income	8,404	8,668

Earnings per share:
Basic	$1.02	$1.23
Diluted	0.96	1.16

The principal activities of the Bank are to attract deposits, originate loans and conduct mortgage banking as permitted for state chartered banks by applicable regulations. The Bank conducts full-service banking operations in Fairfax, Herndon, Leesburg, Middleburg, Warrenton, Winchester, Woodbridge, Sterling, Manassas, Fredericksburg, Fairfax City, Vienna, Annandale, Merrifield, Charlottesville, Richmond, and Springfield in Virginia, and Georgetown in the District of Columbia. All the branches are managed as a single business segment.

The accounting and reporting policies of Southern Financial are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The more significant of these policies are discussed below. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. The allowance for loan losses is a material estimate that is particularly susceptible to changes in the near term.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Southern Financial and subsidiaries as of December 31, 2003 and 2002, and for the years ended December 31, 2003, 2002 and 2001. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

Amounts represent actual cash balances held by or due to Southern Financial. For purposes of the consolidated statements of cash flows, Southern Financial defines cash, due from banks, and overnight earning assets as cash and cash equivalents.

Investment Securities

Southern Financial accounts for its investment securities in three categories: held-to-maturity, available-for-sale, and trading. Investments in debt securities are classified as held-to-maturity when Southern Financial has the positive intent and ability to hold those securities to maturity. Held-to-maturity securities are measured at amortized cost. The amortization of premiums and accretion of discounts are computed using a method that approximates the level yield method. Investment securities classified as available-for-sale (including interest-only strips) are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of other comprehensive income (loss) in stockholders’ equity on an after-tax basis. Trading securities are reported at fair value with unrealized gains and losses included in earnings. The specific identification method is used to determine gains or losses on sales of investment securities.

Federal Home Loan Bank Stock

Southern Financial, as a member of the Federal Home Loan Bank (FHLB) of Atlanta, is required to hold shares of capital stock in the FHLB in an amount equal to at least 1% of the aggregate principal amount of its residential mortgage loans or 5% of its borrowings from the FHLB, whichever is larger. This investment is recorded at cost, and it is pledged as collateral for advances from the FHLB. The amount of FHLB stock was $3.9 million and $3.5 million at December 31, 2003 and 2002, respectively, and was included in investment securities, available-for-sale in the consolidated balance sheets.

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value.

Loans Receivable

Interest income is accrued on loans as earned on the outstanding principal balances. Nonrefundable loan fees and direct origination costs are deferred and recognized over the lives of the related loans as adjustments of yield. Accrual of interest is discontinued when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful. Any accrued interest considered uncollectible is charged against current income.

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

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Expenditures for maintenance and repairs that do not materially prolong the useful lives of the assets are charged to expense as incurred.

Depreciation is computed using the straight-line method over estimated useful lives of three to ten years for furniture and equipment and 30 years for buildings. Amortization of leasehold improvements is computed using the straight-line method over the shorter of ten years or the lease term.

Real Estate Acquired through Foreclosure

Southern Financial records and carries real estate acquired through foreclosure at the lower of the recorded investment in the loan or fair value less estimated selling costs. Costs relating to development and improvement of property are capitalized, provided that the resulting carrying value does not exceed fair value less estimated selling costs. Costs relating to holding the assets are expensed as incurred.

Goodwill and Other Intangible Assets

Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets” was issued in June 2001. It discontinues amortization of intangible assets unless they have finite useful lives, and, instead, requires that they be tested at least annually for impairment by comparing their fair values with their recorded amounts. SFAS No. 142 also requires disclosure of the changes in the carrying amounts of goodwill from period to period, the carrying amounts of intangible assets by major intangible asset class for those subject to and not subject to amortization, and the estimated intangible asset amortization expense for the next five years. Southern Financial adopted SFAS No. 142 as of January 1, 2002, and therefore, discontinued the amortization of goodwill on January 1, 2002. The core deposit intangible assets are amortized over ten years. An evaluation of impairment of goodwill under SFAS No. 142 as of June 30, 2003 determined there was no impairment of the goodwill.

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

We use interest rate swaps that are accounted for as cash flow hedges to hedge the interest rate risk associated with pools of certificates of deposit (CDs) which reprice with changes in market interest rates. Under the terms of these interest rate swaps, we are the fixed rate payer and the floating rate receiver. The floating rate on the interest rate swaps is tied to three-month LIBOR, which approximates the issuance rate on the pool of CDs. The combination of the swaps and the issuance of the pool of CDs operates to produce long-term fixed rate deposits. Changes in the fair value of cash flow hedges are accounted for in other comprehensive income. To the extent that the hedge is not completely effective, the ineffective portion is charged or credited to interest expense in the consolidated statements of income. The ineffectivess charged (credited) to interest expense during the years ended December 31, 2003, 2002 and 2001 was $256, ($18,853), and $107,890, respectively. The amounts recorded in other comprehensive income are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the CDs affect earnings. The estimated net amount of the existing gains or losses that are expected to be reclassified into earnings within the next 12 months is approximately $252,000 based upon interest rates in effect during December 2003.

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

Southern Financial incorporates all items from its consolidated balance sheet as well as off-balance sheet items such as derivative items used to hedge balance sheet items in an overall assessment of its interest rate risk. All on-balance sheet items and off-balance sheet items are incorporated in a report that is generated quarterly by a third party that assesses the interest rate risk in different interest rate environments. The report shows how the market value of Southern Financial’s portfolio value of equity changes when interest rates rise or fall 1%, 2%, and 3%. The report also shows the change in net interest income in the same interest rate change scenarios.

Income Taxes

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Earnings Per Share

Basic earnings per common share is computed by dividing net income, less dividends on preferred stock, by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per common share is computed by dividing net income by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the periods. Common stock equivalents include the number of shares issuable on exercise of outstanding options less the number of shares that could have been purchased with the proceeds from the exercise of the options based on the average price of common stock during the period plus the number of shares issuable on conversion of the convertible preferred shares to common shares.

Financial Instruments with Off-Balance Sheet Risk

Southern Financial is a party to financial instruments with off-balance sheet risk in the normal course of business primarily to meet the financing needs of its customers. These financial instruments involve, to varying degrees, elements of credit risk that are not recognized in the balance sheet.

Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit written is represented by the contractual amount of those instruments. Southern Financial generally requires collateral to support such financial instruments in excess of the contractual amount of those instruments and essentially uses the same credit policies in making commitments as it does for on-balance sheet instruments.

We are exposed to credit and market risk as a result of our use of derivative instruments. If the fair value of the derivative contract is positive, the counterparty owes us and, hence, a repayment risk exists. If the fair value of the derivative contract is negative, we owe the counterparty and, therefore, there is no repayment risk. We minimize repayment risk by entering into transactions with financially stable counterparties that are specified by our policy and reviewed periodically by our credit committee. When we have multiple derivative transactions with the same counterparty, the net mark-to-market exposure represents the netting of positive and negative exposures with the same counterparty. The net mark-to-market exposure with a counterparty is a measure of credit risk when there is a legally enforceable master netting agreement between us and the counterparty. We use master netting agreements with the majority of our counterparties.

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46 Revised (FIN 46R), issued in December 2003, replaces FIN 46. FIN 46R requires public entities to apply FIN 46 or FIN 46R to all entities that are considered special-purpose entities in practice and under the FASB literature that was applied before the issuance of FIN 46 by the end of the first reporting period that ends after December 15, 2003. For any variable interest entities (VIE) that must be consolidated under FIN 46R, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE.

Southern Financial adopted FIN 46R as of December 31, 2003. Currently, Southern Financial has no variable interest entities that require consolidation of previously unconsolidated entities or disclosure in the consolidated financial statements, however, the standard affected how our trust preferred securities are reported in the consolidated financial statements. The trust formed to issue the trust preferred securities can no longer be consolidated because the economic risks associated with the trust are held by the holders of the trust preferred securities rather than Southern Financial, which has a controlling equity interest. This means that Southern Financial no longer consolidates the trust preferred securities as minority interest but, rather, holds callable long term debt to a related party. This change may also impact regulatory capital in the future as further described in “Regulatory Capital Requirements” in Management’s Discussion and Analysis. The overall adoption of FIN 46R did not have a material impact on Southern Financial’s operations, equity, or financial condition.

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement establishes standards for classifying and measuring certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The provisions of SFAS 150 became effective June 1, 2003, for all financial instruments created or modified after May 31, 2003, and otherwise became effective as of July 1, 2003. The adoption of this standard did not have a material impact on financial condition, the results of operations, or liquidity.

In December 2003, the FASB deferred for an indefinite period the application of the guidance in SFAS 150 to noncontrolling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability in the parent’s financial statements under SFAS 150. The deferral is limited to mandatorily redeemable noncontrolling interests associated with finite-lived subsidiaries. Management does not believe any such applicable entities exist as of December 31, 2003.

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

	2003	2002	2001
Net income:
As reported	$13,184	$10,012	$8,414
Pro forma	12,599	9,452	7,857

Basic earnings per share:
As reported	2.19	1.78	1.90
Pro forma	2.09	1.68	1.77
Diluted earnings per share:
As reported	2.10	1.71	1.83
Pro forma	2.01	1.61	1.71

Weighted-average assumptions:
Expected lives (years)	10	10	10
Risk-free interest rate (%)	4.27%	4.51%	5.02%
Expected volatility (%)	22.00%	25.00%	27.00%
Expected dividends (%) (annual per share)	0.15%	0.13%	0.13%

2. Investment Securities

The portfolio consists of the following securities:

	December 31, 2003
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
FHLMC mortgage-backed securities	$6,205	$73	$—	$6,278
GNMA mortgage-backed securities	6,993	16	64	6,945
FNMA mortgage-backed securities	52,595	196	786	52,005
Collateralized mortgage obligations	32,470	365	1,336	31,499
Corporate obligations	23,856	152	273	23,735
U.S. Treasury and agency securities	499	3	—	502
Federal Home Loan Bank stock	3,850	—	—	3,850
Federal Reserve Bank stock	2,034	—	—	2,034
Other equity securities	484	—	—	484

Total classified as investment securities	128,986	805	2,459	127,332
Debt obligations classified as loans	20,577	467	390	20,654

	$149,563	$1,272	$2,849	$147,986

	December 31, 2002
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
FHLMC mortgage-backed securities	$12,932	$106	$4	$13,035
GNMA mortgage-backed securities	11,041	80	—	11,121
FNMA mortgage-backed securities	50,366	417	47	50,736
Collateralized mortgage obligations	83,073	1,221	434	83,860
Obligations of counties and municipalities	9,900	100	—	10,000
Corporate obligations	28,047	199	1,249	26,997
U.S. Treasury and agency securities	2,258	24	—	2,282
Federal Home Loan Bank stock	3,500	—	—	3,500
Federal Reserve Bank stock	1,537	—	—	1,537
Other equity securities	495	—	—	495

Total classified as investment securities	203,149	2,147	1,734	203,563
Debt obligations classified as loans	31,567	1,293	317	32,543

	$234,716	$3,440	$2,051	$236,106

	December 31, 2003
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-maturity:
FHLMC mortgage-backed securities	$3,787	$—	$95	$3,692
FNMA mortgage-backed securities	188,451	1,422	573	189,300
Collateralized mortgage obligations	54,978	385	219	55,144
Corporate obligations	2,985	64	—	3,049

Total classified as investment securities	$250,201	$1,871	$887	$251,185

There were no held-to-maturity investment securities as of December 31, 2002.

Gross gains of $2.1 million and no gross losses were realized on the sale of investment securities during the year ended December 31, 2003. Interest-only strips and one collaterized mortgage obligation, with a total fair value of $630 thousand, included in the investment securities portfolio as collateralized mortgage obligations were written down in the amount of $2.2 million during the year ended December 31, 2003. Gross gains of $3.9 million and gross losses of $943 thousand were realized on the sale of investment securities during the year ended December 31, 2002. Interest-only strips, with a total fair value of $2.8 million, included in the investment securities portfolio as collateralized mortgage obligations were written down in the amount of $4.5 million during the year ended December 31, 2002. Gross gains of $3.2 million and gross losses of $1.9 million were realized on the sale of investment securities during the year ended December 31, 2001.

As of December 31, 2003 and December 31, 2002, securities having a book value of $319.4 million and $128.6 million, respectively, were pledged as collateral for advances from the FHLB and as collateral for deposits in accordance with Federal and state requirements.

The following table sets forth information regarding contractual maturity of the investment security portfolio:

	December 31, 2003
	Available-for-sale		Held-to-maturity
(dollars in thousands)	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Debt obligations:
One year or less	$502	$499	$—	$—
After one through five years	1,069	997	—	—
After ten years	22,666	22,859	3,049	2,985

Total	24,237	24,355	3,049	2,985

Mortgage-backed securities	65,228	65,793	192,992	192,238
Collateralized mortgage obligations	31,499	32,470	55,144	54,978
Equity securities	6,368	6,368	—	—

Total classified as investment securities	127,332	128,986	251,185	250,201

Debt obligations classified as loans:
After one through five years	3,488	3,461	—	—
After ten years	17,166	17,116	—	—

Total classified as loans	20,654	20,577	—	—

	$147,986	$149,563	$251,185	$250,201

Contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected life because borrowers have the right to repay their obligations at any time.

There are $44.4 million of available-for-sale mortgage-backed securities and $85.7 million of held-to-maturity securities that are considered temporarily impaired at December 31, 2003. These securities are all guaranteed by either GNMA, FNMA or FHLMC, which are agencies of the Federal Government, and therefore carry actual guarantees of the Federal Government in the case of GNMA securities, and implied guarantees of the Federal Government in the case of FNMA and FHLMC securities. For this reason we do not consider impairment of these securities as other than temporary. The impairment is caused by higher interest rates since the purchase of the securities and will reverse if interest rates decline in the future; conversely it will get worse if interest rates rise more. The same is true of most of the available-for-sale collateralized mortgage obligations that are impaired, as well as $15.3 million of held-to-maturity collateralized mortgage obligations that are impaired. $2.6 million of the available-for-sale collateralized mortgage obligations that are impaired are not backed by any of the Federal Agencies, but we do not consider them other than temporarily impaired, as they carry an AA rating from Fitch and are guaranteed by Commercial Guaranty Assurance Ltd. There are $8.2 million of debt obligations classified as loans that are impaired; none of these have ratings; they are all obligations of special-purpose subsidiaries of banks. The credit qualities of these banks have not changed since we purchased the securities; therefore, we do not consider that the impairment is other than temporary; it is due to rising interest rates. Except for one security in the amount of $1.7 million, all of the available-for-sale corporate obligations have ratings of BBB- or better. Based on these ratings and our own analysis, we do not believe that any of the impairments on these securities is other than temporary. The one security that has a below-investment-grade rating has a split rating and is a strong competitor in its business. For this reason, we do not believe that the impairment is other than temporary. The following table presents information regarding temporarily impaired investment securities as of December 31, 2003:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
Mortgage-backed securities	$40,212	$834	$4,166	$16	$44,378	$850
Collateralized mortgage obligations	6,575	385	7,167	951	13,742	1,336
Corporate obligations	9,053	47	6,640	226	15,693	273

Total classified as investment securities	55,840	1,266	17,973	1,193	73,813	2,459
Debt obligations classified as loans	1,010	58	7,214	332	8,224	390

	$56,850	$1,324	$25,187	$1,525	$82,037	$2,849

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity:
Mortgage-backed securities	$85,695	$668	$—	$—	$85,695	$668
Collateralized mortgage obligations	15,262	219	—	—	15,262	219

Total classified as investment securities	$100,957	$887	$—	$—	$100,957	$887

3. Loans Receivable

Loans receivable consist of the following:

	December 31,
	2003	2002
	(dollars in thousands)
Construction and land development
Residential	$40,329	$40,575
Commercial	60,709	42,052

Mortgage
Residential	50,288	77,697
Multifamily residential	6,872	9,438
Commercial	286,028	253,958

Commercial and industrial	163,042	170,776
Consumer	7,732	12,889

Total loans receivable	615,000	607,385
Less:
Deferred loan fees, net	3,384	2,805
Allowance for loan losses	10,498	10,257

Loans receivable, net	$601,118	$594,323

The following sets forth information regarding the allowance for loan losses for the years ended December 31,

	2003	2002	2001
	(dollars in thousands)
Allowance at beginning of period	$10,257	$7,354	$4,921

Provisions for losses charged to income	4,805	5,050	4,470
Acquired from Metro County Bank of Virginia	—	1,350	—
Recoveries	1,754	1,029	381
Charge-offs	(6,318)	(4,526)	(2,418)

Allowance at end of period	$10,498	$10,257	$7,354

Southern Financial’s loan portfolio is concentrated in the Northern Virginia area. The amount of loans being serviced for others was $57.1 million and $27.9 million at December 31, 2003 and 2002, respectively. At December 31, 2003, there were two loans with balances totaling $1.7 million that had payments ninety days or more past due on which interest was still accruing. At December 31, 2002, there was one loan with a balance of $154 thousand that had payments ninety days or more past due on which interest was still accruing. There were no loan balances transferred to foreclosed properties for the years ended December 31, 2003 and 2002. Loan balances transferred to foreclosed properties were $138 thousand for the year ended December 31, 2001. Southern Financial had no real estate owned at December 31, 2003 and 2002. Debt obligations classified as loans totaling $20.7 million and $32.5 million as of December 31, 2003 and 2002, respectively, are included in commercial and industrial loans.

Nonaccruing loans, all of which were impaired, were as follows:

	December 31,
	2003	2002
	(dollars in thousands)
Carrying value	$3,832	$1,449
Allocation of general reserve	656	335

The average carrying balances and interest income earned on impaired loans were as follows:

	Year Ended December 31,
	2003	2002	2001
	(dollars in thousands)
Average carrying value	$2,639	$1,577	$1,701
Income anticipated under original loan agreements	110	110	115
Income recorded	—	81	107

4. Premises and Equipment

Premises and equipment consists of the following:

	December 31,
	2003	2002
	(dollars in thousands)
Land	$1,867	$1,255
Building and improvements	4,285	3,513
Furniture and equipment	7,494	6,841
Leasehold improvements	4,631	3,926

	18,277	15,535

Less: Accumulated depreciation and amortization	(8,704)	(7,271)

Premises and equipment, net	$9,573	$8,264

Depreciation and amortization expense aggregated $1.4 million, $1.3 million, and $1.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

5. Intangible Assets

Data concerning various intangible assets is presented in the following tables:

	December 31, 2003		December 31, 2002
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
	(dollars in thousands)
Amortizable core deposit intangibles	$2,996	$(747)	$3,966	$(447)
Amortizable other intangibles	361	(239)	361	(219)
Unamortizable goodwill	11,941	(145)	11,042	(145)

Amortization expense:

	Other	Core Deposit Intangibles	Goodwill
	(dollars in thousands)
12 months ended December 31, 2003	$20	$300	$—
12 months ended December 31, 2002	69	237	—
12 months ended December 31, 2001	92	175	104

Estimated amortization expense:

	Other	Core Deposit Intangibles
Year ended December 31,
2004	$20	$300
2005	20	300
2006	20	300
2007	20	300
2008	20	300

	Year ended December 31,
	2003	2002	2001
	(dollars in thousands except per share data)
Reported net income	$13,184	$10,012	$8,414
Add back - goodwill amortization	—	—	104

Adjusted net income	$13,184	$10,012	$8,518

Reported basic earnings per share	$2.19	$1.78	$1.90
Add back - goodwill amortization per share	—	—	0.03

Adjusted basic earnings per share	$2.19	$1.78	$1.93

Reported diluted earnings per share	$2.10	$1.71	$1.83
Add back - goodwill amortization per share	—	—	0.02

Adjusted diluted earnings per share	$2.10	$1.71	$1.85

6. Deposits

Deposits consist of the following:

	December 31,
(dollars in thousands)	2003	2002
Demand accounts	$103,932	$92,621
Interest checking accounts	46,554	46,096
Money market and savings accounts	101,657	162,043
Certificates of deposit	491,594	475,323

	$743,737	$776,083

As of December 31, 2003, certificates of deposit mature as follows:

2004	$180,271
2005	15,477
2006	4,469
2007	5,310
2008	55,233
Thereafter	230,834

$491,594

Deposits with balances greater than $100 thousand totaled $523.7 million and $516.0 million at December 31, 2003 and 2002, respectively, of which $364.5 million and $320.5 million represented certificates of deposit.

Southern Financial uses interest rate swaps that are accounted for as cash flow hedges to hedge the issuance of pools of certificates of deposit(CDs) which reprice with changes in market interest rates. As of December 31, 2003 and 2002, the notional amount of these swaps was $20 million. Under the terms of these interest rate swaps, Southern Financial is the fixed rate payer and the floating rate receiver. The floating rate on the interest rate swaps is tied to three-month LIBOR, which approximates the issuance rate on the pool of CDs. Southern Financial pays fixed rates ranging between 5.23% and 5.45%, and swaps totaling $15 million expire in January 2004 while the remaining $5 million expires in February 2009. The fair value of the interest rate swaps accounted for as cash flow hedges was a loss of $637 thousand and $1.3 million at December 31, 2003 and 2002, respectively.

Southern Financial also uses interest rate swaps that are accounted for as fair value hedges to hedge the issuance of individual fixed rate CDs. As of December 31, 2003 and 2002, the notional amount of these swaps was $282.5 million and $267.5 million, respectively. Under the terms of these interest rate swaps, Southern Financial is the fixed rate receiver and the floating rate payer. The floating rate on the interest rate swaps is generally tied to three-month LIBOR, which approximates the issuance rate on the individual CDs. Southern Financial receives fixed rates ranging between 2.00% and 6.50%, and the swaps expire at varying dates through April 2023. The fair value of the interest rate swaps accounted for as fair value hedges was a loss of $1.2 million at December 31, 2003 and a gain of $6.7 million at December 31, 2002.

7. Borrowings

Borrowings consist of the following:

	December 31, 2003				December 31, 2002
(dollars in thousands)	Amount	Maturity Date	Call Date	Weighted Average Rate	Amount	Maturity Date	Call Date	Weighted Average Rate
Advances from FHLB of Atlanta:
Overnight borrowings	$7,000			1.15%	$—				%
Term borrowings:	5,000	Sep-09	Sep-04	6.32	5,000	Sep-09	Sep-04	6.32
	5,000	Sep-10	Mar-04	6.04	5,000	Sep-10	Sep-03	6.04
	5,000	Sep-10	Mar-04	5.84	5,000	Sep-10	Mar-03	5.84
	25,000	Oct-07	Jan-04	1.18	25,000	Oct-07	Jan-03	1.18
	—				25,000	Oct-07	Jan-03	1.10
	24,796	Feb-05		1.14	—

Total advances from FHLB of Atlanta	71,796			2.18	65,000			2.28

Callable long term debt
	5,000	Jul-30	Jul-05	11.00	5,000	Jul-30	Jul-05	11.00
	8,000	Sep-30	Sep-10	10.60	8,000	Sep-30	Sep-10	10.60
	10,000	Apr-33	Apr-08	4.41	—

Total callable long term debt	23,000			8.00	13,000			10.75

Securities sold under agreements to repurchase:
Sweep accounts	32,959			0.51	18,456			0.94
Term repurchase agreement	5,000	Jan-05		1.43	—
Term repurchase agreement	25,000	Jan-05		1.22	—
Term repurchase agreement	25,000	Jul-06		2.30	—
Term repurchase agreement	15,000	Aug-07		3.18	—
Term repurchase agreement	15,000	Aug-05		1.89	—
Term repurchase agreement	10,000	Feb-05		1.80	—
Term repurchase agreement	10,000	Aug-08		3.84	—

Total securities sold under agreements to repurchase	137,959			1.77	18,456			0.94

Total borrowings	$232,755			2.51%	$96,456			3.16%

Southern Financial also uses interest rate swaps that are accounted for as fair value hedges to hedge floating rate borrowings from the Federal Home Loan Bank of Atlanta (FHLB). As of December 31, 2003, the notional amount of these swaps was $25 million. There were none as of December 31, 2002. Under the terms of these interest rate swaps, Southern Financial is the fixed rate payer and the floating rate receiver. The floating rate on the interest rate swaps is equal to three-month LIBOR. Southern Financial pays a fixed rate of 1.82%, and the swaps expire in February 2005. The fair value of these interest rate swaps was a loss of $204 thousand at December 31, 2003.

8. Stockholders’ Equity

In September 2003, Southern Financial announced a 10% stock dividend. In January 2003, we announced a 15% stock dividend, and during 2001 announced and issued a 10% stock dividend to stockholders. All share amounts and per share data are adjusted to reflect these stock dividends.

In 1987, Southern Financial’s stockholders approved an incentive stock option plan under which options to purchase up to 83,660 shares of common stock could be granted. During each of the years 1994 and 1997, this plan was amended to allow an additional 100,000 shares of common stock to be granted. In 1999 and 2001, the plan was amended to allow an additional 150,000 and 70,000 shares, respectively, of common stock to be granted. In accordance with the plan agreement, the exercise price for stock options equals the stock’s market price on the date of grant. The maximum term of all options granted under the plans is ten years and vesting occurs after one year.

In 2003, Southern Financial’s stockholders approved the 2003 Stock Incentive Plan under which options to purchase up to 150,000 shares of common stock could be granted.

Southern Financial did not record any compensation costs in 2003, 2002 or 2001 related to its stock option plan. In addition, no significant modifications to the plan were made during these periods. The fair values of the stock options outstanding used to determine the pro forma impact of the options were calculated using an acceptable option pricing model using the key assumptions detailed above.

A summary of the status of Southern Financial’s stock option plan as of December 31, 2003, 2002 and 2001, and changes during the years ended December 31, 2003, 2002, and 2001 is presented below. Average prices and shares subject to options have been adjusted to reflect stock dividends.

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	528,495	$13.96	525,824	$12.09	460,656	$11.75
Granted	72,616	26.42	77,355	20.16	100,466	13.55
Exercised	177,401	12.77	74,684	5.96	18,174	6.67
Expired	—	—	—	—	17,124	16.33

Outstanding at end of period	423,710	15.61	528,495	13.96	525,824	12.21

Options exercisable at end of period	351,094	14.22	451,140	12.93	425,358	11.90

Weighted average fair value of options granted during the period		$12.71		$10.65		$10.68

The following table summarizes information about stock options outstanding at December 31, 2003:

Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (months)
$ 6.35 - $9.15	8,978	$7.48	8,978	$7.48	10
9.80 - 14.55	157,045	11.81	157,045	11.81	62
14.82 - 19.96	185,071	17.14	185,071	17.14	77
25.30 - 29.77	72,616	25.35	—	25.35	112

	423,710	$15.61	351,094	$14.22

There were 40 option holders at December 31, 2003. Options exercised during 2003 had exercise prices ranging from $7.60 to $19.96. Options exercised during 2002 had exercise prices ranging from $6.30 to $11.77. Options exercised during 2001 had exercise prices ranging from $6.91 to $13.00. The closing price of Southern Financial’s stock at December 31, 2003 was $43.07 per share.

9. Regulatory Matters

Southern Financial’s primary supervisory agent is the Federal Reserve Bank. The Federal Reserve Bank has mandated certain minimum capital standards for the industry. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) outlines various levels of capital adequacy for the industry.

Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulation that, if undertaken, could have a direct material effect on Southern Financial’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Southern Financial must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Southern Financial’s capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Southern Financial to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).

As of December 31, 2003, the most recent notification from the Federal Reserve Bank categorized Southern Financial as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized Southern Financial must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

Southern Financial’s actual capital amounts and ratios are also presented in the tables below. (All dollar amounts are in thousands.)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003
Total Capital (to risk-weighted assets)	$112,358	15.05%	$59,712	8.00%	$74,640	10.00%
Tier I Capital (to risk-weighted assets)	103,027	13.80	29,856	4.00	44,784	6.00
Tier I Capital (to average assets)	103,027	9.43	43,724	4.00	54,655	5.00
As of December 31, 2002
Total Capital (to risk-weighted assets)	$88,438	12.52%	$56,499	8.00%	$70,623	10.00%
Tier I Capital (to risk-weighted assets)	79,611	11.27	28,249	4.00	42,374	6.00
Tier I Capital (to average assets)	79,611	8.39	37,957	4.00	47,446	5.00

10. Parent Company Activity

The Bancorp owns all of the outstanding shares of the Bank. Summary financial statements of the Bancorp follow:

BALANCE SHEETS

(dollars in thousands)

	December 31,
	2003	2002
Assets:
Cash	$1,149	$387
Investment in subsidiaries	113,090	93,200
Other assets	2,802	1,507

Total assets	$117,041	$95,094

Liabilities:
Callable long term debt	$23,000	$13,000
Other liabilities	1,184	791

Total liabilities	24,184	13,791

Total stockholders’ equity	92,857	81,303

Total liabilities and stockholders’ equity	$117,041	$95,094

STATEMENTS OF INCOME

(dollars in thousands)

	Year Ended December 31,
	2003	2002	2001
Income:
Equity in earnings of Southern Financial Bank	$14,398	$11,002	$9,828
Equity in earnings (loss) of Southern Web Tech	79	(24)	(456)
Other	4	12	25

Total income	14,481	10,990	9,397

Expense:
Interest expense	1,767	1,431	1,431
Other	227	126	127

Total expense	1,994	1,557	1,558

Income before income taxes	12,487	9,433	7,839
Income tax benefit	(697)	(579)	(575)

Net income	$13,184	$10,012	$8,414

STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2003	2002	2001
Operating activities:
Net income	$13,184	$10,012	$8,414
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(11,371)	(2,943)	(6,824)
Other operating activities	(605)	(224)	(322)

Net cash provided by operating activities	1,208	6,845	1,268

Investing activities:
Investment in subsidiaries	(9,700)	(6,841)	(14,000)
Repayment from (advance to) subsidiary	100	275	(275)

Net cash used by investing activities	(9,600)	(6,566)	(14,275)

Financing activities:
Increase in borrowings	9,700	—	—
Issuance of common stock	2,759	431	16,352
Dividends on preferred and common stock	(3,305)	(2,126)	(1,562)

Net cash provided (used) by financing activities	9,154	(1,695)	14,790

Increase (decrease) in cash	762	(1,416)	1,783
Cash, beginning of period	387	1,803	20

Cash, end of period	$1,149	$387	$1,803

SUPPLEMENTAL DATA
Cash payments for interest on borrowings	$1,643	$1,398	$1,431
Cash payments for income taxes	1,900	7,480	5,325

11. Estimated Fair Value of Financial Instruments

The assumptions used and the estimates disclosed represent management’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to management as of December 31, 2003. In certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors, and management’s evaluation of those factors change.

Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique. Therefore, these fair value estimates are not necessarily indicative of the amounts that Southern Financial would realize in a market transaction. Because of the wide range of valuation techniques and the numerous estimates which must be made, it may be difficult to make reasonable comparisons of Southern Financial’s fair value information to that of other financial institutions. It is important that the many uncertainties discussed above be considered when using the estimated fair value disclosures and to realize that because of these uncertainties, the aggregate fair value amount should in no way be construed as representative of the underlying value of Southern Financial. The estimated fair values of Southern Financial’s financial instruments at December 31, 2003 and 2002 are as follows (all dollar amounts are in thousands):

	December 31, 2003		December 31, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$36,386	$36,386	$93,398	$93,398
Available-for-sale securities	127,332	127,332	203,563	203,563
Held-to-maturity securities	250,201	251,185	—	—
Loans receivable, net of allowance	601,118	615,667	594,323	599,340
Loans held for sale	8,651	8,651	514	514
Other	3,838	3,838	4,884	4,884
Financial liabilities:
Deposits:
Checking accounts	150,486	150,486	138,717	138,717
Money market and savings accounts	101,657	101,657	162,043	162,043
Certificates of deposit	491,594	492,401	475,323	480,522
Borrowings:
FHLB advances - short term	7,000	7,000	—	—
FHLB advances - long term	64,796	70,824	65,000	67,428
Callable long term debt	23,000	23,854	13,000	13,238
Securities sold under agreements to repurchase - short term	32,959	32,959	18,456	18,456
Securities sold under agreements to repurchase - long term	105,000	104,766	—	—
Off balance sheet instruments:
Interest rate swaps	(2,084)	(2,084)	5,359	5,359

The following methods and assumptions were used to estimate the fair value amounts at December 31, 2003 and 2002:

Cash and Cash Equivalents

Carrying amount approximates fair value.

Available-for-Sale and Held-to-Maturity Securities

Fair value is based on quoted market prices.

Loans Receivable, Net of Allowance

Fair value of loans is estimated using discounted cash flow analyses based on contractual repayment schedules. The discount rates used in these analyses are based on the interest rates currently offered by Southern Financial for loans with similar terms to borrowers of similar credit quality.

Loans Held for Sale

Fair value is based on selling prices arranged by arms-length contracts with third parties.

Other

Other financial assets consist of accrued interest receivable. Carrying amount approximates fair value.

Deposits

The carrying amount of deposit liabilities payable on demand, consisting of NOW accounts, money market deposits, statement savings and other deposit accounts approximates fair value. Fair value of fixed-rate certificates of deposit is estimated based on discounted cash flow analyses using the remaining maturity of the underlying accounts and interest rates currently offered on certificates of deposit with similar maturities.

Borrowings

The carrying amount of short-term FHLB advances approximates fair value. Fair value of all other borrowings is estimated based on discounted cash flow analyses using the remaining maturity of the borrowings and interest rates currently in effect on borrowings with similar maturities.

Off-Balance Sheet Instruments

Fair value of the interest rate swaps reflects the estimated current replacement cost of the instrument as determined by a third party.

The difference between the original fees charged by the Bank for commitments to extend credit and letters of credit and the current fees charged to enter into similar agreements is immaterial.

12. Savings Plan

Southern Financial has an employee savings plan (the “Savings Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. Southern Financial matches one half of each employee’s contributions on a discretionary basis based on its profit; such match is not to exceed 3 percent of the employee’s earnings. Southern Financial’s matching contributions to the Savings Plan were $167 thousand, $147 thousand, and $119 thousand for the years ended December 31, 2003, 2002 and 2001, respectively.

13. Provision for Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31,
(dollars in thousands)	2003	2002	2001
Current provision:
Federal	$5,623	$3,155	$4,981

Deferred (benefit) provision:
Federal	755	1,506	(891)

	$6,378	$4,661	$4,090

Deferred income taxes reflect temporary differences in the recognition of revenue and expenses for tax reporting and financial statement purposes, principally because certain items, such as the allowance for loan losses and loan fees, are recognized in different periods for financial reporting and tax return purposes. A valuation allowance has not been established for deferred tax assets. Realization of the deferred tax asset is dependent on generating sufficient taxable income. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized.

Deferred tax assets and liabilities were comprised of the following significant components as of December 31, 2003 and 2002:

	2003	2002
	(dollars in thousands)
Assets:
Provision for losses on loans	$1,264	$1,694
Net operating loss carryforward	388	691
Depreciation	259	215
Unrealized loss on interest rate swaps	694	459
Nonaccrual interest	128	126
Lease	14	14
Real estate owned	53	53
Other	63	60

Gross deferred tax assets	2,863	3,312

Liabilities:
Deferred loan fees	621	517
Stock based compensation	—	63
Other	191	161

Gross deferred tax liabilities	812	741

Net deferred tax assets	$2,051	$2,571

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory Federal income tax rate to pretax income as a result of the following differences:

	Year Ended December 31,
	2003	2002	2001
Statutory Federal income tax rate	35%	35%	35%
Life insurance	-2	-3	-3
Other	—	—	1

Effective tax rate	33%	32%	33%

14. Commitments

The Bank leases its corporate headquarters and most of its branch facilities under non-cancelable lease agreements. Most of these leases provide for the payment of property taxes and other costs by the Bank and include one or more renewal options ranging up to ten years. Annual rental commitments under all long-term non-cancelable operating lease agreements consist of the following at December 31, 2003:

	Real Property Leases	Sublease Income	Total
	(dollars in thousands)
2004	$1,850	$143	$1,707
2005	1,479	19	1,460
2006	1,361		1,361
2007	1,221		1,221
2008	1,096		1,096
2009 and Thereafter	2,443		2,443

	$9,450	$162	$9,288

Rent expense aggregated $1.8 million, $1.6 million, and $1.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Outstanding loan commitments amounted to $6.8 million (of which $1.1 million had fixed interest rates) and $23.7 million (of which $820 thousand had fixed interest rates) at December 31, 2003 and 2002, respectively. The Bank had commitments from investors of $1.3 million to purchase loans from the Bank at both December 31, 2003 and 2002.

The Bank issues financial standby letters of credit and performance standby letters of credit. A financial standby letter of credit obligates the Bank to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument. A performance standby letter of credit obligates the Bank to pay a third-party beneficiary when a customer fails to perform some contractual non-financial obligation. Both types of standby letters of credit are generally issued for terms ranging from six months to three years. The Bank generally requires collateral to support the letters of credit in excess of the contractual amount of the instruments and essentially uses the same credit policies in issuing letters of credit as it does for on-balance sheet instruments. At December 31, 2003, the Bank had performance standby letters of credit outstanding in the amount of $11.1 million and financial standby letters of credit outstanding in the amount of $6.3 million. At December 31, 2002, the Bank had performance standby letters of credit outstanding in the amount of $5.9 million and financial standby letters of credit outstanding in the amount of $3.2 million. At December 31, 2003, a liability of $91 thousand existed for letters of credit, and there was no liability recorded as of December 31, 2002.

At December 31, 2003, the Bank had unfunded lines of credit of $48.2 million and undisbursed construction loan funds of $67 million.

15. Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential dilutive common stock (dollars in thousands except per share data):

	2003			2002
	Amount	Shares	Per Share Amount	Amount	Shares	Per Share Amount
Net income	$13,184			$10,012
Preferred dividends	(3)			(11)

Basic earnings per share	$13,181	6,032,566	$2.19	$10,001	5,614,255	$1.78

Effect of dilutive securities:
Stock options		219,040			224,091
Convertible preferred stock		17,781			29,748

Diluted earnings per share	$13,184	6,269,387	$2.10	$10,012	5,868,093	$1.71

	2001
	Amount	Shares	Per Share Amount
Net income	$8,414
Preferred dividends	(12)

Basic earnings per share	$8,402	4,428,700	$1.90

Effect of dilutive securities:
Stock options		130,877
Convertible preferred stock		30,579

Diluted earnings per share	$8,414	4,590,156	$1.83

16. Quarterly Financial Information (Unaudited – in thousands, except share data)

	Quarter Ended Dec. 31, 2003	Quarter Ended Sep. 30, 2003	Quarter Ended Jun. 30, 2003	Quarter Ended Mar. 31, 2003
Interest income	$14,342	$13,807	$13,188	$12,933
Net interest income	10,555	10,031	9,508	9,403
Provision for loan losses	1,250	1,235	1,105	1,215
Income before income taxes	5,459	5,136	5,069	3,898
Net income	3,552	3,476	3,448	2,708
Earnings per share:
Basic	0.58	0.58	0.58	0.45
Diluted	0.56	0.55	0.55	0.43

	Quarter Ended Dec. 31, 2002	Quarter Ended Sep. 30, 2002	Quarter Ended Jun. 30, 2002	Quarter Ended Mar. 31, 2002
Interest income	$13,376	$12,639	$12,295	$12,820
Net interest income	9,214	8,160	8,252	8,129
Provision for loan losses	1,040	950	1,560	1,500
Income before income taxes	3,661	3,922	3,822	3,268
Net income	2,501	2,675	2,608	2,228
Earnings per share:
Basic	0.42	0.47	0.48	0.41
Diluted	0.40	0.45	0.46	0.39

17.	Proposed Mergers

Southern Financial signed a definitive merger agreement on July 24, 2003 providing for the merger of Essex Bancorp, Inc. (Essex) into Southern Financial Bancorp, Inc. Southern Financial will issue up to 896,178 shares of its common stock for all the issued and outstanding common stock of Essex. Immediately prior to the merger, the agreement affects a spin-off of Essex’s wholly-owned subsidiary, Essex Home Mortgage Servicing Corporation (LoanCare). Following the merger Southern Financial will own 24.9% of LoanCare. The transaction closed on February 27, 2004.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9a. Controls and Procedures

Our management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report, and, based on their evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III.

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table provides information regarding each of the directors of Southern Financial:

Name	Age; Principal Occupation for Past Five Years; and Directorships in Public Corporations	Year First Elected as Director
John C. Belotti	67; President and CEO of Bee & H Electric Company in Fairfax, Virginia. He served as a founding director of Horizon from 1989 to 1999 and Vice Chairman of the Board of Horizon from 1998 to 1999.	1999

Fred L. Bollerer	61; Senior partner and investment director at Venture Philanthropy Partners. Since 1998 he has served as a Management Advisor to the Morino Institute. He previously served as President and Chief Executive Officer of the Morino Institute’s Potomac KnowledgeWay Project, a non-profit leadership organization in Herndon, Virginia from 1998 to 2000. From 1993 to 1997, he was President and Chief Executive Officer of Riggs Bank, N.A. and prior to that he was Chairman of the Board and Chief Executive Officer of First American Bank of Virginia.	1999

Neil J. Call	70; Executive Vice President of MacKenzie Partners, Inc., a New York financial consulting company, since 1990. From 1986 to 1990 he served as Executive Vice President of D.F. King & Co., Inc. and prior to that he was Executive Vice President, Finance, Gulf and Western Industries.	1986

David de Give	61; Senior Vice President of the Company since 1992. For the last nine years he has been responsible for obtaining wholesale funding for us on a daily basis and for the managing our investment portfolio. Prior to that he served as President of Newmarket Capital Corp., a mortgage company. Prior to that he worked for 15 years at Chemical Bank, where he was Vice President and Head of the Funding Department. For the last five years of his tenure at Chemical, Mr. de Give reported to Mr. Porter and was responsible for raising wholesale funds on a daily basis and for managing the Chemical’s United States balance sheet risk.	1986

Georgia S. Derrico	59; Chairman of the Board and Chief Executive Officer of the Company since 1986. Prior to this she served as Senior Vice President, Chief Administrative and Credit Officer of the Multinational Division of Chemical Bank. She also served at Chemical as the Vice President and District Head of the Mid-Atlantic region of the United States for the Corporate Banking Division. Ms. Derrico is a director of Oneida, Ltd., a New York Stock Exchange company. Ms. Derrico is the wife of Mr. R. Roderick Porter.	1986

Alfonso G. Finocchiaro	71; Mr. Finocchiaro served as Executive Vice President, Regional General Manager and CEO (Americas) of Banco Portugues do Atlantico from 1978 to 1997. Prior to that, from 1977 to 1978 he was President and Chief Executive Officer of Connecticut Bank International and from 1966 to 1977 he served as Vice President of Chemical Bank. Mr. Finocchiaro served as a director of BPD International Bank, New York, New York, from1997 to 2003 and as a director of Banif Securities, Inc. since 2002.	1999

Barbara J. Fried	68; Chairman of the Fried Companies, Inc., a real estate development and management company based in Springfield, Virginia, since 1995. Ms. Fried was also Chairman of the Board of First Savings Bank of Virginia.	2000

Virginia Jenkins	56; Owner, V. Jenkins Interiors and Antiques for more than the past five years.	1988

R. Roderick Porter	58; President and Chief Operating Officer of the Company since April 1998. From 1994 to 1998 he was President of FX Concepts, Ltd., an international money management firm, Prior to that, he served as Managing Director of West Capital, Inc., a real estate advising firm; Chairman of Newmarket Capital Corp., a mortgage company and a Principal of Morgan Stanley. Mr. Porter spent 15 years at Chemical, where he was a Senior Vice President. In Chemical’s treasury, Mr. Porter was responsible for asset liability management, the U.S. government and municipal security portfolio, all U.S. dollar denominated funding for the bank and holding company, money market trading and discount brokerage. Prior experience at Chemical included tours as Vice President and General Manager for northern Europe based in London and for Chemical Japan based in Tokyo. Mr. Porter is the husband of Ms. Georgia S. Derrico.	1986

Michael P. Rucker	63; Retired. Mr. Rucker previously served as an executive with Caterpillar, Inc., a manufacturing company in Peoria, Illinois. He also serves as Chairman of the Board of George H. Rucker Realty Corp., a real estate development company.	1999

Richard E. Smith	78; Retired Colonel, U.S. Marine Corps and CEO and Chairman of MANNA Financial Services, a broker-dealer/investment advisory company that he founded in 1961. He is also the owner of Reed Insurance Agency. He served as a founding director and Chairman of the Board for Horizon Bank of Virginia. From 1989 to 1999, he served as a director of Guaranty Bank & Trust Co. and Riggs National Bank of Virginia.	2000

Robert P. Warhurst	65, President and co-owner of Merrifield Garden Center in Merrifield and Fairfax, Virginia. He served as a founding director of Horizon from 1989 to 1999.	1999

The Board of Directors held eight meetings during 2003. During 2003, each director attended at least 75% of the aggregate of (i) the total number of meetings of the Board held during the period for which the director was on the Board and (ii) the total number of meetings held by all committees of the Board on which the director then served.

Committees of the Board

The Board of Directors presently has three committees, consisting of the Audit Committee, the Compensation Committee and the Asset/Liability Management Committee.

Audit Committee. The Audit Committee assists the board in fulfilling its fiduciary responsibilities relating to the Company’s corporate accounting and reporting practices. The Audit Committee reviews the reports of the independent auditors, the Company’s internal control system, the audit process and the Company’s process for monitoring compliance with laws and regulations and the Company’s code of conduct. In addition, the Audit Committee function includes loan review. The Audit Committee consists of Messrs. Call (chairman), Bollerer, Finocchiaro, Rucker and Ms. Jenkins, each of whom is an “independent director” as defined in Rule 4200(a)(14) of the National Association of Securities Dealers, Inc. listing standards. The Audit Committee held four meetings during 2003. Southern Financial’s Board of Directors has determined that Neil J. Call qualifies as an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K, and that Mr. Call is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act.

Compensation Committee. The Compensation Committee reviews the performance, and establishes the compensation, of the Company’s executive officers. The Company’s executive compensation programs are designed to retain and reward executives based upon their individual performance and ability to lead the Company to achieving its performance goals. The Compensation Committee consists of Messrs. Finocchiaro (chairman), Call and Warhurst and Ms. Jenkins. The Compensation Committee held two meetings during 2003.

Asset/Liability Management Committee. The Asset/Liability Management Committee administers and formulates the Company’s asset/liability management policies. The Asset/Liability Management Committee, which consists of Ms. Derrico, Ms. Fried and Messrs. Porter (chairman), Belotti, de Give and Smith, reports periodically to the Board on the Company’s interest sensitivity, including an analysis of the duration of its assets, liabilities and contingent liabilities as well as the mortgage pipeline and a calculation of the duration of its equity.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised of Messrs. Finocchiaro (chairman), Call and Warhurst and Ms. Jenkins. No member of the Compensation Committee is or has ever been an employee of the Company or an employee of our subsidiary, Southern Financial Bank (the “Bank”). Furthermore, none of the executive officers has served on the board of directors of any company of which a Compensation Committee member is an employee.

Senior Officers of the Company

Richard P. Steele, 56, joined the Company in June 1999 as Senior Vice President and was named Executive Vice President in January 2002. From 1993 to 1999, Mr. Steele was Senior Vice President of FX Concepts Inc., an international money management firm based in New York City. From 1989 to 1993, Mr. Steele was Director of Finance for Eli Lilly and Company, Geneva, Switzerland where he was responsible for all financial activities in Greece, the Near and Middle East, Northern Africa and Pakistan. Prior to that he held various financial assignments with Eli Lilly and Company, including the design and implementation of the company’s currency and interest rate risk management program in the early 1980s.

William Stevens, 59, joined the Company in September 1999 as Executive Vice President/Risk Management. From 1991 to 1999, Mr. Stevens served as a Senior Analyst in the Office of the Inspector General of the Federal Deposit Insurance Corporation. Prior to that he was an Executive Vice President at Riggs Bank, N.A. in Washington, D.C. where he managed the bank’s commercial real estate and single family lending activities. He served for three years as President and COO of Anchor Mortgage Services. His background also includes 18 years at Chemical, where he was a Senior Vice President, Real Estate.

Patricia A. Ferrick, 41, joined the Company in March 2000 as Senior Vice President/Chief Financial Officer. Ms. Ferrick most recently served as Managing Director, Controller of National Cooperative Bank. At National Cooperative she managed the accounting department of 13 people and oversaw all corporate and loan accounting as well as budgeting and financial reporting. Prior to that, she was Vice President/Controller for First Commonwealth Savings Bank and its subsidiary, James Madison Mortgage. Before that she served as Vice President, Controller for NVR Savings Bank. From 1985 to 1989 she was an auditor at KPMG LLP where she audited financial institutions.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and any persons who own more than 10% of the outstanding shares of Common Stock, to file with the Securities and Exchange Commission (“SEC”) reports of ownership and changes in ownership of Common Stock. Officers and directors are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports that they file. To the Company’s knowledge, based solely on the Company’s review of the copies of such reports furnished to it or written representations from certain reporting persons that they have complied with the relevant filing requirements, during the year ended December 31, 2003, all Section 16(a) filing requirements applicable to the Company’s officers, directors and more than 10% shareholders were complied with, except that Messrs. Belotti, Smith and Warhurst and Ms. Fried each failed to timely report the receipt of Common Stock in lieu of Board fees on Form 4 on one occasion.

Code of Ethics

Southern Financial has adopted a code of ethics that applies to all officers and employees. The code of ethics is available to the public free of charge by written request to:

Patricia A. Ferrick

Chief Financial Officer and Senior Vice President

37 East Main Street

Warrenton, Virginia 20186

Item 11. Executive Compensation

Summary Compensation Table

The following table presents certain summary information relating to total compensation of the Company’s Chief Executive Officer and the other most highly compensated executive officers (determined as of the end of the last fiscal year) (collectively, the “named executive officers”) for the fiscal years ended December 31, 2003, 2002 and 2001:

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensa- tion (1)	Restricted Stock Awards($)(4)		Securities Underlying Options(#)(2)	All Other Compensation (3)
Georgia S. Derrico Chairman of the Board and Chief Executive Officer	2003 2002 2001	$266,000 250,000 225,000	$385,000 325,000 280,000	— — —	— 344,328 —	(5)	— 17,250 15,813	$5,500 5,100 5,100

David de Give Senior Vice President	2003 2002 2001	$97,000 95,000 90,000	$18,000 18,000 18,000	— — —	— — —		— 2,875 3,163	$3,300 3,248 3,250

Patricia A. Ferrick Senior Vice President and Chief Financial Officer	2003 2002 2001	$116,000 110,000 104,000	$25,000 20,000 16,000	— — —	— — —		— 2,300 2,530	$3,500 3,002 690

R. Roderick Porter President and Chief Operating Officer	2003 2002 2001	$234,000 220,000 195,000	$290,000 225,000 200,000	— — —	— 344,328 —	(5)	— 17,250 15,813	$5,500 5,100 5,100

Richard P. Steele Executive Vice President	2003 2002 2001	$140,000 135,000 125,000	$32,000 30,000 22,000	— — —	— — —		— 3,450 3,795	$5,100 4,315 4,200

William Stevens Executive Vice President	2003 2002 2001	$163,000 160,000 154,000	$21,000 27,000 15,000	— — —	— — —		— 2,300 2,530	$5,500 5,032 3,200

(1)	None of the named executive officers received Other Annual Compensation in excess of the lesser of $50,000 or 10% of combined salary and bonus for the years indicated.
(2)	Includes the effect of a 10% stock dividend issued by the Company effective October 2003, a 15% stock dividend issued by the Company effective February 2003 and a 10% stock dividend issued by the Company effective December 2001.
(3)	Consists of matching contributions made by the Company to the Southern Financial Bancorp, Inc. 401(k) Plan for the benefit of each respective executive officer.
(4)	The unvested stock awards referenced in footnote (5) below were accelerated by the Board of Directors in November 2003 in connection with the proposed merger of the Company into Provident Bankshares Corporation.
(5)	Represents the value of 14,666 shares of Common Stock awarded to each of Ms. Derrico and Mr. Porter on July 25, 2002. The awards are issuable in 50% increments in July 2004 and July 2005. At December 31, 2002, after giving effect to the 15% stock dividend in February 2003, each of Ms. Derrico and Mr. Porter held 16,866 unvested stock awards pursuant to this grant with an aggregate value of $441,383, based on the closing price of the Common Stock on such date of $26.17 per share (as adjusted for the stock dividend).

Option Grants in Last Fiscal Year

The following table sets forth certain information concerning option grants to each of the named executive officers for the year ended December 31, 2003, adjusted to reflect the 10% stock dividend effective October 31, 2003 and the 15% stock dividend effective February 20, 2003:

OPTION GRANTS IN YEAR ENDED DECEMBER 31, 2003

	Individual Grants (1)
Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year (2)	Exercise or Base Price ($/Share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (3)
					5%	10%
Georgia S. Derrico	18,975	25.4%	$25.30	1/23/2013	$301,869	$764,996

David de Give	3,613	4.8	25.30	1/23/2013	50,312	127,499

Patricia A. Ferrick	2,530	3.4	25.30	1/23/2013	40,249	102,000

R. Roderick Porter	18,975	25.4	25.30	1/23/2013	301,869	764,996

Richard P. Steele	3,775	5.1	25.30	1/23/2013	60,374	152,999

William Stevens	2,530	3.4	25.30	1/23/2013	40,249	102,000

(1)	All stock option grants reported in this table were awarded at the fair market value of the shares of our common stock at the date of award and are exercisable after January 24, 2004.
(2)	Options to purchase 74,635 shares of common stock were granted to the Company’s employees during the year ended December 31, 2003.
(3)	These amounts represent certain assumed rates of appreciation based on the actual option term and annual compounding from the date of the grant. Actual gains, if any, on stock option exercises and common stock holdings are dependent on future performance of the Company’s Common Stock and overall stock market conditions. There can be no assurance that the stock appreciation amounts reflected in this table will be achieved.

Option Exercises and Fiscal Year-End Option Values

The following table sets forth certain information concerning each stock option exercise during the fiscal year ended December 31, 2003 by each of the named executive officers and the year end value of unexercised options, adjusted to reflect the 10% stock dividend effective October 31, 2003 and the 15% stock dividend effective February 20, 2003:

AGGREGATED OPTION EXERCISES IN YEAR ENDED DECEMBER 31, 2003

AND FISCAL YEAR END OPTION VALUES

Name	Shares Acquired on Exercise	Value Realized(1)	Number of Securities Underlying Unexercised Options at December 31, 2003		Value of Unexercised In-The-Money Options at December 31, 2003(2)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Georgia S. Derrico	132,002	$3,706,209	19,534	4,348	$521,340	$77,279

David de Give	25,895	404,610	—	3,163	—	56,209

Patricia A. Ferrick	—	—	10,879	2,530	327,547	44,967

R. Roderick Porter	17,028	458,329	71,522	18,975	1,976,474	337,253

William Stevens	—	—	15,034	2,530	425,094	67,451

Richard P. Steele	—	—	13,536	3,795	380,896	67,451

(1)	The “value realized” represents the difference between the exercise price of the option and the market price of the option shares on the date of exercise without considering any taxes which may have been owed.
(2)	The value of the unexercised options is calculated based on the closing price of common stock as reported on the Nasdaq National Market on December 31, 2003 of $43.07.

Stock Option Plans

1993 Stock Option Plan.

On August 18, 1993, the Board of Directors approved the 1993 Stock Option and Incentive Plan, which was approved by the shareholders on September 29, 1993. The 1993 Stock Option Plan was subsequently assumed by the Company after its formation as a holding company for the Bank. The Stock Option Plan was amended and restated by the Board in March 2001 to increase the number of shares available for issuance by 70,000 and provide for stock option grants to non-employee directors. The Company’s shareholders approved the amended and restated stock option plan at its 2001 Annual Meeting of Shareholders. The 1993 Stock Option Plan expired on August 18, 2003 and no additional options will be granted under the plan after such date. Options outstanding under the 1993 Stock Option Plan will continue to be governed by that plan.

The 1993 Stock Option Plan is intended to provide a means for the Company’s selected key employees and directors to increase their personal financial interest in the Company, thereby stimulating the efforts of these employees and directors and strengthening their desire to remain employed with the Company.

As amended, the 1993 Stock Option Plan authorizes the issuance of up to 529,100 shares of the Company’s Common Stock pursuant to the grant of incentive and nonqualified options to employees and nonqualified options to directors. In addition to options granted at the discretion of the Company’s Compensation Committee, each non-employee director was granted options to acquire 1,000 shares of the Common Stock annually. However, the Compensation Committee, in its discretion, may reduce the number of shares automatically granted. Unless otherwise provided in the stock option agreement, each automatic grant will vest in full one year from the grant date. As of December 31, 2002, nine non-employee directors were eligible to receive automatic grants.

As of December 31, 2003, options to purchase an aggregate of 365,721 shares of Common Stock were outstanding under the 1993 Stock Option Plan.

2003 Stock Incentive Plan.

On February 20, 2003, the Board of directors approved the Southern Financial Bancorp, Inc. 2003 Stock Incentive Plan, which was approved by the shareholders on April 24, 2003.

The 2003 Stock Incentive Plan is intended to provide a means to attract additional personnel, if needed, and to retain and reward exceptional performance by employees through additional option grants and other forms of incentive compensation. The Company believes that this will have a direct impact on the future success and profitability of the Company.

The 2003 Stock Incentive Plan authorizes the issuance of up to 165,000 shares (adjusted for 10% stock dividend effective October 31, 2003) of the Company’s Common Stock pursuant to the exercise of options granted under the 2003 Stock Incentive Plan or upon the grant or exercise, as the case may be, of awards granted under the 2003 Stock Incentive Plan. If an award expires or is terminated, the shares that were subject to the unexercised portion of the award will be available for future awards granted under the 2003 Stock Incentive Plan. The number of shares covered by each outstanding award and the exercise price of outstanding awards shall be proportionately adjusted for any increase or decrease in the number of the Company’s outstanding shares resulting from various changes in the Company’s capitalization, such as stock splits or stock dividends.

As of December 31, 2003, options to purchase an aggregate of 57,989 shares of Common Stock were outstanding under the 2003 Stock Incentive Plan.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2003 regarding the Company’s equity compensation plans (including individual compensation arrangements) under which the Company’s equity securities are authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	423,710	$15.61	92,384

Equity compensation plans not approved by security holders

Total	—	N/A	N/A

Benefit Plan

The Company has established an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code covering substantially all employees. Under the 401(k) plan, participating employees may contribute a portion of their pretax earnings and allocate the contributions among one or more investment options, including an investment in the Common Stock. The Company matches 50% of each employee’s contributions on a discretionary basis depending on its profit, up to 3% of the employee’s annual compensation. The Company’s expense for matching contributions was $167,000, $147,000 and $119,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

Compensation of Directors

During 2003, each member of the Company’s Board of Directors who is not an employee of the Company or the Bank was paid $750 for attendance at each Board meeting and $250 for attendance at each meeting of a committee of the Board of which he or she is a member. The same board fees were paid for meetings attended by teleconferencing. In addition, each director was paid an annual fee of $5,000. Members of the Board who are officers are not paid separately for their service on the Board or its committees.

Directors may elect to receive their Board fees in Company Common Stock. A director must make such election at the beginning of each calendar year and the election will remain in effect for that calendar year. Any shares issued to a director pursuant to his or her election to receive Board fees in Common Stock are acquired on the open market by the Company’s transfer agent on a quarterly basis. Neither the Company nor any director control the date on which such shares are purchased.

In addition to Board fees, the Company’s Amended and Restated 1993 Stock Option Plan provides for an automatic grant of options annually to each of the Company’s non-employee directors. Pursuant to the 1993 Stock Option Plan, each non-employee director will receive options to acquire 1,000 shares of the Company’s Common Stock annually at an exercise price equal to fair market value on the grant date. The Compensation Committee has the discretion to reduce the number of shares automatically granted. Unless otherwise provided, each option will vest one full year from the date of grant. Nine directors each received a grant of options to acquire 550 shares of Common Stock in January 2002. The Company’s 1993 Stock Option Plan remains in effect through September 2003, unless terminated earlier by the Board of Directors.

Pre-Existing Employment and Change in Control Agreements

The Company has a pre-existing employment agreement with Georgia S. Derrico, Chairman and Chief Executive Officer, and a pre-existing change in control agreement with R. Roderick Porter, President and Chief Operating Officer. The terms of these pre-existing arrangements are discussed below. In connection with the proposed merger of the Company into Provident Bankshares Corporation new agreements, also described below, now supersede the pre-existing agreements.

Ms. Derrico’s employment agreement provided that, upon her termination of employment following a change in control of Southern Financial, she would receive her base salary and any accrued but unpaid bonus through her termination date. Ms. Derrico would also receive: (1) a pro-rated bonus payment, calculated by multiplying the last bonus paid prior to her termination of employment by a fraction, the numerator of which was the number of days between January 1 and the termination date, and the denominator of which was 365; (2) base salary for the remaining term of the agreement; (3) three times her highest annual bonus during the preceding three calendar years; (4) continued health and welfare benefits for the remaining agreement term; and (5) the costs of professional services (up to a maximum of 20% of base salary). Southern Financial also agreed to provide Ms. Derrico with tax indemnification in the event the aggregate value of payments and benefits payable upon a change in control under existing compensation arrangements constituted an “excess parachute payment” for purposes of Sections 280G and 4999 of the Internal Revenue Code.

Mr. Porter’s change in control agreement provided that, upon his termination of employment in connection with a change in control, he would receive: (1) his base salary and any earned but unpaid bonus through his termination date; (2) two times his base salary, in the event his termination occurred prior to a change in control, or his base salary for the remaining term of the agreement, in the event termination occurred after a change in control; (3) two times his last annual bonus paid before termination; (4) any previously deferred compensation and any accrued but unpaid vacation pay; and (5) any vested benefits under benefit plans or arrangements of Southern Financial, including health and welfare benefit continuation and fringe benefits. Southern Financial also agreed to indemnify Mr. Porter for purposes of Sections 280G and 4999 of the Internal Revenue Code.

Pre-Existing Salary Continuation Agreements

In 2003, Southern Financial Bank established salary continuation agreements with Ms. Derrico and Messrs. Porter, David de Give, Richard P. Steele and William H. Stevens. Under the salary continuation agreements, each individual would have received certain benefits following their termination of employment within one year after a change in control. Ms. Derrico’s annual benefit, payable over a 15-year period beginning at age 65, was 44.3% of her base salary, inflated by 4% for each year between her termination date and attainment of age 65. The rest of the individuals’ annual benefit, also payable over 15 years upon their attainment of age 65, was 39.8% of their base salary, increased by 4% per year between their termination date and their 65th birthday. As discussed below, payments provided for under the new agreements with Ms. Derrico and Mr. Porter satisfy in full any obligation of the Company under the salary continuation agreements. The salary continuation agreements for Messrs. de Give, Steele and Stevens will become the obligations of Provident Bank after the proposed merger.

New Compensation Agreements with Ms. Derrico and Mr. Porter

Concurrently with entering into the merger agreement, Provident Bankshares, the Company and Southern Financial Bank entered into agreements with Ms. Derrico and Mr. Porter, which generally become effective upon completion of the merger but, effective upon signing, supersede their pre-existing employment and change in control agreements, as described above. In the event the parties fail to complete the merger, the agreements with Provident Bankshares become null and void and the superseded agreements again become effective. The terms of the new agreements are discussed below.

The new agreement with Ms. Derrico provides that, in exchange for the termination of her employment agreement with the Company, Provident Bankshares will pay her $2.2 million at the effective time of the merger. Under the new agreement, Ms. Derrico also will receive a payment of $1.1 million in full satisfaction of any obligation under her salary continuation agreement with Southern Financial Bank. In exchange for the termination of Mr. Porter’s change in control agreement, Provident Bankshares will pay him $1.1 million at the effective time of the merger. Provident Bankshares also will pay Mr. Porter $849,000 as full payment for any obligation under his salary continuation agreement with Southern Financial Bank.

In the event that any payments or benefits provided under the new agreements become subject to excise taxes under Section 4999 of the Internal Revenue Code, Ms. Derrico and Mr. Porter will be entitled to additional amounts that will place them in the same financial positions they occupied prior to the imposition of the excise taxes.

PERFORMANCE GRAPH

The following Performance Graph compares the cumulative total shareholder return on the Company’s Common Stock for the period from December 31, 1998 to December 31, 2003 with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Bank Index for the same period. The Performance Graph assumes $100 invested on December 31, 1998 in the Company’s Common stock, the Nasdaq Composite Index and the Nasdaq Bank Index and assumes reinvestment of dividends through December 31, 2003. The historical stock price performance for the Company’s Common stock shown on the graph below is not necessarily indicative of future stock performance.

The Performance Graph and related description shall not be deemed incorporated by reference by any general statement incorporating by reference this Proxy Statement into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this Performance Graph by reference, and shall not otherwise be deemed filed under such acts.

[GRAPHIC APPEARS HERE]

	Cumulative Total Return
	Dec-98	Dec-99	Dec-00	Dec-01	Dec-02	Dec-03
SOUTHERN FINANCIAL BANCORP	100.00	80.43	64.14	149.83	173.37	319.02
NASDAQ STOCK MARKET (U.S.)	100.00	186.2	126.78	96.96	68.65	108.18
NASDAQ BANK	100.00	96.15	109.84	118.92	121.74	156.62

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Shareholders

The following table sets forth as of March 1, 2004 certain information regarding those persons (including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who the Company knows were the beneficial owners of 5% or more of the outstanding shares of the Company’s Common Stock:

Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership	Percent of Shares Beneficially Owned (1)
Georgia S. Derrico (2) 37 E. Main Street Warrenton, Virginia 20186	483,223	6.5%

R. Roderick Porter (2) 37 E. Main Street Warrenton, Virginia 20186	483,223	6.5%

(1)	The percentage beneficially owned was calculated based on 7,437,380 shares of common stock issued and outstanding as of March 1, 2004.
(2)	Georgia S. Derrico and R. Roderick Porter are married to each other and the number and percentage of beneficial ownership of each represents their combined ownership. See the table on the following page for additional information regarding Ms. Derrico’s and Mr. Porter’s beneficiary ownership of common stock.

Management

The following table sets forth as of March 1, 2004 the beneficial ownership of the Company’s Common Stock by all (1) directors, (2) named executive officers and (3) directors and named executive officers as a group. Unless otherwise indicated, based on information furnished by such shareholders, management believes that each person has sole voting and investment power with respect to all shares beneficially owned by such person and the address of each shareholder is the same as the Company’s address.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Number of Shares that may be Acquired Within 60 Days by Exercising Options	Percent of Shares Beneficially Owned (1)
John C. Belotti	42,246	(2)	2,783		*%
Fred L. Bollerer	6,082		2,783		*
Neil J. Call	65,958		2,783		*
David de Give	120,296	(3)	3,162	1.7
Georgia S. Derrico	483,223		—	6.5
Patricia A. Ferrick	17,673		—		*
Barbara J. Fried	217,706	(6)	2,783	3.0
Alfonso G. Finocchiaro	21,102		2,783		*
Virginia Jenkins	3,361		2,783		*
R. Roderick Porter	483,223	(4)(7)	—	6.5
Michael P. Rucker	33,653	(8)	2,783
Richard E. Smith	44,716	(9)	2,783		*
Richard P. Steele	16,455		7,591		*
William H. Stevens	1,458		17,583		*
Robert P. Warhurst	21,261		2,783		*
All directors and executive officers as a group (15 persons)	1,095,190		53,383	15.3%

*	Indicates ownership of less than 1.0%.
(1)	The percentage beneficially owned was calculated based on 7,437,380 shares of common stock issued and outstanding as of March 1, 2004 and assumes the exercise by the shareholder or group named in each row of all options for the purchase of our common stock held by such shareholder or group and exercisable within 60 days.
(2)	Includes 4,387 shares owned by Mr. Belotti’s spouse.
(3)	Includes 3,574 shares owned by Mr. de Give’s spouse over which she has sole voting and investment power.
(4)	Georgia S. Derrico and R. Roderick Porter are married to each other and the number and percentage of beneficial ownership of each represents their combined ownership.
(5)	Includes (i) 43,053 shares owned individually by Ms. Derrico over which she has sole voting and investment power, (ii) 34,360 shares of common stock owned individually by Mr. Porter, (iii) 334,594 shares held jointly with Mr. Porter, (iv) 4,605 shares owned by Marblehead, Inc., which is jointly owned by Ms. Derrico and Mr. Porter and (v) 3,797 shares owned jointly by Mr. Porter and his son. Ms. Derrico disclaims beneficial ownership of the 34,360 shares beneficially owned solely by Mr. Porter and the 3,797 shares beneficially owned jointly by Mr. Porter and his son
(6)	Includes 180,899 shares owned individually by Ms. Fried’s spouse over which he has sole voting and investment power.
(7)	Includes (i) 34,360 shares of common stock owned individually by Mr. Porter over which he has sole voting and investment power, (ii) 43,053 shares owned individually by Ms. Derrico, (iii) 334,594 shares held jointly with Ms. Derrico, (iv) 4,605 shares owned by Marblehead, Inc., which is jointly owned by Ms. Derrico and Mr. Porter, and (v) 3,797 shares owned jointly by Mr. Porter and his son. Mr. Porter disclaims beneficial ownership of the 43,053 shares beneficially owned solely by Ms. Derrico.
(8)	Includes 2,783 shares held by the Jack R. Jones, Sr. Trust, of which Mr. Rucker is trustee and 7,649 shares held by the Estate of Henry C. Rucker, of which Mr. Rucker is trustee.
(9)	Includes 11,786 shares owned by Reed Insurance Agency, Inc., of which Mr. Smith is President.

Item 13. Certain Relationships and Related Transactions

Some of the directors and officers of the Company and the Bank are at present, as in the past, customers of the Bank and management has had, and expects to have in the future, banking transactions in the ordinary course of business with the Company’s directors, officers, principal shareholders and their associates, on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others. These transactions do not involve more than the normal risk of collectibility or present other unfavorable features. The balance of loans to directors, executive officers and their associates totaled $1.2 million at December 31, 2003.

Item 14. Principal Accountant Fees and Services

The following table presents fees, including reimbursement for expenses, for professional audit services rendered by KPMG LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2003 and December 31, 2002 and fees billed for other services rendered by KPMG LLP during those periods.

	Fiscal 2003	Fiscal 2002
Audit Fees (1)	$119,000	$114,600
Audit Related Fees (2)	48,000	37,293
Tax Fees (3)	77,750	50,519
All Other Fees (4)	—	—

Total	244,750	202,412

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by KPMG LLP in connection with statutory and regulatory filings or engagements.
(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” This category includes fees related to employee benefit plan audits and issuances of letters to underwriters, review of registration statements and issuance of consents by KPMG LLP.
(3)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance.
(4)	All Other Fees consist of fees for products and services other than the services reported above. There were no such fees in fiscal 2003 or 2002.

The Audit Committee has considered whether the provision of these non-audit services is compatible with maintaining the independence of KPMG LLP.

PART IV.

Item	15. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

(1)	The following consolidated financial statements and report of independent auditors of Southern Financial and its subsidiaries are in Part II, item 8 on the following pages:

(2)	All other schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

(3)	Exhibits (listed numbers correspond to item 601 of Regulation S-K)

(3)	Articles of Incorporation of Southern Financial Bancorp, Inc., by reference to the Form S-4 Registration Statement filed with the Securities and Exchange Commission on August 4, 1995, and By-Laws, by reference to Form S-4 Registration Statement filed with the Securities and Exchange Commission on August 4, 1995

(4)	Instruments Defining the Rights of Security Holders, Including Indentures—Reference is made to Exhibit (3) above

(9)	Voting Trust Agreement—Not applicable

(21)	Subsidiaries of the registrant:

Name	Jurisdiction of Incorporation	Percentage of Voting Securities Owned by the Parent
Southern Financial Bank	Virginia	100%
Southern WebTech.com, Inc.	Virginia	100%
Southern Financial Capital Trust I	Delaware	100%
Southern Financial Statutory Trust I	Delaware	100%
Southern Financial Capital Trust III	Delaware	100%

(23)	Consent of Independent Auditors

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

(32.1)	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

Reports on Form 8-K

We filed a report on Form 8-K on October 23, 2003 to file as an exhibit a copy of our press release dated October 23, 2003 announcing our earnings for the three months ended September 30, 2003.

We filed a report on Form 8-K on November 4, 2003 to file as an exhibit a copy of the Agreement and Plan of Reorganization dated November 3, 2003 between Provident Bankshares Corporation and Southern Financial.

SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN FINANCIAL BANCORP, INC.

By:	/s/ Georgia S. Derrico
Georgia S. Derrico
Chairman of the Board and Chief Executive Officer

Dated: March 9, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the dates indicated.

Name	Title	Date
/s/ Georgia S. Derrico	Director and Chairman of the Board and Chief Executive Officer	March 9, 2004
Georgia S. Derrico

/s/ R. Roderick Porter	Director and President and Chief Operating Officer	March 9, 2004
R. Roderick Porter

/s/ David de Give	Director and Senior Vice President/Treasurer	March 9, 2004
David de Give

/s/ Patricia A. Ferrick	Senior Vice President and Chief Financial Officer	March 9, 2004
Patricia A. Ferrick

/s/ William H. Lagos	Senior Vice President/Controller (Principal Accounting Officer)	March 9, 2004
William H. Lagos

/s/ Virginia Jenkins	Director	March 9, 2004
Virginia Jenkins

/s/ Neil J. Call	Director	March 9, 2004
Neil J. Call

/s/ Michael P. Rucker	Director	March 9, 2004
Michael P. Rucker

/s/ Alfonso G. Finocchiaro	Director	March 9, 2004
Alfonso G. Finocchiaro

/s/ Robert P. Warhurst	Director	March 9, 2004
Robert P. Warhurst

/s/ John C. Belotti	Director	March 9, 2004
John C. Belotti

/s/ Fred L. Bollerer	Director	March 9, 2004
Fred L. Bollerer

/s/ Richard E. Smith	Director	March 9, 2004
Richard E. Smith

/s/ Barbara J. Fried	Director	March 9, 2004
Barbara J. Fried

INDEX TO EXHIBITS

Number and Descriptions

23	Consent of Independent Auditors

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002